Form 10-Q
period 2021-03-31
Virpax Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

Commission File Number: 001-40064

VIRPAX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in the charter)

Delaware	82-1510982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1055 Westlakes Drive, Suite 300

Berwyn, PA 19312

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(610) 727-4597

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value	VRPX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

There were 4,960,153 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of May 14, 2021.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED MARCH 31, 2021

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020*
	(Unaudited)
ASSETS
Current assets
Cash	$12,264,285	$54,796
Prepaid expenses and other current assets	955,057	18,273
Total current assets	13,219,342	73,069
Deferred financing costs	—	392,337
Total assets	$13,219,342	$465,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,589,520	$3,115,924
Notes payable	50,510	543,990
Total current liabilities	2,640,030	3,659,914
Notes payable, net of current portion	21,590	21,590
Related party notes payable	1,000,000	1,000,000
Total long-term liabilities	1,021,590	1,021,590
Total liabilities	3,661,620	4,681,504

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 4,945,153 shares issued and outstanding as of March 31, 2021; 3,145,153 shares issued and outstanding as of December 31, 2020	49	31
Additional paid-in capital	22,584,788	6,431,715
Accumulated deficit	(13,027,115)	(10,647,844)
Total stockholders’ equity (deficit)	9,557,722	(4,216,098)
Total liabilities and stockholders’ equity (deficit)	$13,219,342	$465,406

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
OPERATING EXPENSES
General and administrative	$1,273,572	$448,985
Research and development	1,075,000	166,880
Total operating expenses	2,348,572	615,865
Loss from operations	(2,348,572)	(615,865)

OTHER (EXPENSE) INCOME
Interest expense	(30,699)	(40,630)
Loss before tax provision	(2,379,271)	(656,495)
Benefit from income taxes	—	—
Net loss	$(2,379,271)	$(656,495)

Basic and diluted net loss per share	$(0.60)	$(0.22)
Basic and diluted weighted average common stock outstanding	3,945,153	3,044,658

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity/(deficit)
Balance at December 31, 2019	—	$—	3,018,673	$30	$3,575,886	$(6,308,191)	$(2,732,275)

Common stock issued pursuant to subscription agreements	—	—	42,978	—	425,000	—	425,000
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	180	—	1,781	—	1,781
Stock-based compensation	—	—	—	—	130,990	—	130,990
Restricted stock awards granted	—	—	3,792	—	—	—	—
Net loss	—	—	—	—	—	(656,495)	(656,495)
Balance at March 31, 2020	—	$—	3,065,623	$30	$4,133,657	$(6,964,686)	$(2,830,999)

Balance at December 31, 2020	—	—	3,145,153	31	6,431,715	(10,647,844)	(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	—	—	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	—	—	369,884	—	369,884
Net loss	—	—	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	—	$—	4,945,153	$49	$22,584,788	$(13,027,115)	$9,557,722

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,379,271)	$(656,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	30,699	32,300
Stock-based compensation	369,884	130,990
Common stock issued in payment of consulting services and settlement of accounts payable	-	1,781
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(936,784)	(5,998)
Accounts payable and accrued expenses	(164,766)	275,026
Net cash used in operating activities	(3,080,238)	(222,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(493,480)	-
Proceeds from related party notes payable	100,000	-
Repayment of related party notes payable	(100,000)
Proceeds from the issuance of stock	-	425,000
Offering costs related to initial public offering	(2,216,793)	-
Proceeds from initial public offering of common stock	18,000,000	-
Net cash provided by financing activities	15,289,727	425,000

Net change in cash	12,209,489	202,604
Cash, beginning of period	54,796	41,536
Cash, end of period	$12,264,285	$244,140

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$34,707	$—
Cash paid for taxes	$—	$—
Debt issued in payment of consulting services and settlement of accounts payable	$—	$110,520

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company incurred a net loss of $2,379,271 and $656,495 for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $13,027,115 as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

On February 16, 2021, the Company announced the pricing of its initial public offering (the “IPO”) of 1,800,000 shares of its common stock at an initial offering price of $10.00 per share. The Company’s common stock commenced trading on the NASDAQ on February 17, 2021 under the ticker symbol “VRPX”. The IPO closed on February 19, 2021. The gross proceeds from the IPO were $18.0 million. The net proceeds of the IPO were approximately $15.8 million after deducting underwriting discounts, commissions and offering expenses payable by the Company, including offering costs paid and offering costs accrued and unpaid as of December 31, 2020. In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of Company common stock at an exercise price of $12.50 per share, which is 125% of the initial public offering price.

In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Management believes that current cash is sufficient to fund operations and capital requirements through November 2022. Additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at March 31, 2021, and its results of operations and its cash flows for the three months ended March 31, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2020 and 2019 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Equivalent common shares
Stock options	486,101	272,728
Warrants	95,056	—
RRD note conversion	—	37,921

Cash — At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $12,264,285 and $54,796 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2021, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	March 31, 2021	December 31, 2020
Prepaid insurance	$949,477	$8,257
Legal retainer	3,050	3,643
Consulting fees	2,264	5,838
Other prepaid expenses and current assets	267	534
	$955,057	$18,273

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2021	December 31, 2020
Deferred CEO compensation	$1,105,060	$1,028,110
Research and development expenses	163,775	1,045,505
Insurance premiums	633,940	2,874
Legal expenses	237,996	437,471
Professional fees	153,859	253,462
Interest payable/accrued	263,431	270,000
Accounting consulting fees	16,803	45,904
Tax expenses	10,000	13,365
Other	4,656	19,233
	$2,589,520	$3,115,924

Note 5. Notes Payable

On October 1, 2018, the Company entered into a promissory note (the “2018 Promissory Note”), which promises to pay Anthony Mack, Chief Executive Officer and significant investor, the principal amount of $500,000, and bears interest at a rate of 11.19% per annum. The 2018 Promissory Note states that the principal shall be paid at the earlier of an event of default (as defined in the 2018 Promissory Note) and the first anniversary of the date of the 2018 Promissory Note. As of March 31, 2021, the balance on the 2018 Promissory note was $500,000, with accrued interest of $139,875. As of December 31, 2020, the balance on the 2018 Promissory Note was $500,000, with accrued interest of $125,887.

On January 15, 2019, the Company entered into a promissory note (the “2019 Promissory Note”), which promises to pay Anthony Mack the principal amount of $500,000, and bears interest at a rate of 11.19% per annum. The 2019 Promissory Note states that the principal shall be paid at the earlier of an event of default (as defined in the 2019 Promissory Note) and the first anniversary of the date of the 2019 Promissory Note. On April 6, 2020, the Company and Anthony Mack entered into an amendment to the 2019 Promissory Note which extended the maturity date from the first anniversary of the date of the 2019 Promissory Note to January 15, 2021, with all other terms remaining consistent. As of March 31, 2021, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $123,556. As of December 31, 2020, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $109,569.

On October 28, 2020, the Company amended its 2018 Promissory Note and its 2019 Promissory Note with Anthony Mack to extend the maturity date to December 31, 2023 for both promissory notes. All other terms and conditions of these promissory notes remained unchanged.

In January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000. These notes bore interest as a rate of 1.35% per annum and were subsequently repaid with proceeds from the IPO, including accrued interest of $122 and $41, respectively.

On August 29, 2019, the Company entered into a service provider convertible note purchase agreement (the “RRD Note”) with RRD International, LLC (“RRD”). Under this agreement, the Company and RRD agreed to make certain compensation due to RRD payable in the form of a convertible promissory note. The RRD Note stated that a maximum principal balance of $400,000 could be applied for services provided by RRD to the Company, which could be converted into equity or cash (all or in part) upon a Qualified Financing (as defined in the RRD Note) or the Conversion Date of March 31, 2020. Borrowings under the RRD Note bore simple interest on the outstanding principal amount of the RRD Note until paid in full at the fixed rate of 10% per annum. On March 20, 2020, the Company and RRD entered into an amendment which extended the maturity date from March 31, 2020 to September 30, 2020, increased the amount of principal from $400,000 to $600,000, extended the Qualified Financing deadline from March 31, 2020 to September 30, 2020, and provided for the payment of all interest accrued up to March 31, 2020 which totaled $16,435. In October 2020, we amended the RRD Note to extend the maturity date from September 30, 2020 to November 30, 2020, extend the RRD Qualified Financing deadline from September 30, 2020 to November 30, 2020, and provide for the payment of all interest from April 1, 2020 through November 30, 2020, which was $30,431. On November 30, 2020, we amended the RRD Note to extend the conversion date to December 31, 2020 and on December 31, 2020, we amended the RRD Note to extend the conversion date to January 31, 2021. As of December 31, 2020, the balance on the RRD Note was $493,480, with accrued interest of $34,544.

In February 2021, the Company paid the balance on its RRD Note of $528,024, including $34,544 of accrued interest, with proceeds from the Company’s IPO.

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

The following table summarizes the Company’s notes payables:

		March 31, 2021
	Balance as of January 1, 2021	Notes Issued	Note Payments	Balance as of March 31, 2021
Related party notes payable
Anthony Mack 2018 Promissory Note	$500,000	$—	$—	$500,000
Anthony Mack 2019 Promissory Note	500,000	—	—	500,000
Related party notes payable	—	100,000	(100,000)	—
Total related party notes payable	1,000,000	100,000	(100,000)	1,000,000
RRD Note	493,480	—	(493,480)	—
SBA PPP Loan	72,100	—	—	72,100
Total notes payable	1,565,580	100,000	(593,480)	1,072,100
Less: Current portion of notes payable	543,990	100,000	(593,480)	50,510
Total non-current portion of notes payable	$1,021,590	$—	$—	$1,021,590

Interest expense was $30,699 and $40,630 for the three months ended March 31, 2021 and 2020, respectively.

Principal payments on note payables are due as follows:

Years ending December 31,
2021	$50,510
2022	21,590
2023	1,000,000
Total payments	$1,072,100

Note 6. Commitments and Contingencies

Employment Agreements

The Company has an employment agreement with the Chief Executive Officer, effective September 18, 2018. The agreement may be terminated by either party at any time upon written notice provided to the other party. Concurrent with the employment agreement, the CEO and the Company agreed to an Executive Confidentiality Agreement that contains standard non-closure and non-competition provisions. In the event we terminate the employment agreement other than for cause, or the CEO terminates the agreement for good reason, we will pay the CEO the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release form and the compliance by the CEO with the release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of employment. The Company’s Chief Executive Officer also elected to defer salary temporarily. Deferred compensation due to the Company’s Chief Executive Officer amounted to $1,052,000 and $1,005,000 as of March 31, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”) and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint the Plaintiffs allege (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. Simultaneously with filing the Complaint, the Plaintiffs filed a motion to expedite, seeking a hearing in four weeks on their prospective motion for a preliminary injunction, prohibiting Mr. Mack’s alleged violations of the Restrictive Covenants Agreement and prohibiting our alleged tortious interference. On March 22, 2021, Vice Chancellor Paul A. Fioravanti Jr. granted a stipulation and proposed scheduling order under which oral argument on plaintiffs’ anticipated motion for preliminary injunction shall be held on July 15, 2021. The Company believes that the allegations in the Complaint and the motion for a preliminary injunction are wholly without merit and the Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit at this time.

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

While expected to be temporary, these disruptions may negatively impact the Company’s sales, its results of operations, financial condition, and liquidity in 2021 and potentially beyond.

Note 7. Stockholders’ Equity

Overview

Preferred Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of preferred stock. The total number of shares which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share.

Common Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share.

During the three months ended March 31, 2021, the Company issued 1,800,000 shares of common stock related to the Company’s IPO in February 2021, for net proceeds totaling $15,783,207, after deducting underwriting discounts and offering expenses.

During the three months ended March 31, 2020, the Company issued 42,978 shares of common stock for gross proceeds totaling $425,000. Anthony Mack, the Company’s CEO, and an immediate family member of Mr. Mack purchased 40,450 and 2,527 of these shares of common stock for gross proceeds totaling $400,000 and $25,000, respectively.

In addition, during the three months ended March 31, 2020, the Company issued 150 shares of common stock in payment of consulting services and settlement of accounts payable totaling $1,781.

Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of initial public offering price. The warrants have a five-year term and are not exercisable prior to August 16, 2021. All of the warrants were outstanding at March 31, 2021 and the fair value allocated to the warrants of $639,000 was accounted for as a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including a term of 5 years, expected price volatility of 100%, and a risk-free interest rate of 0.6%.

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

There were 3,634 and 5,506 unvested restricted stock awards issued totaling $35,156 and $50,000 based on a fair value of the Company’s common stock of $9.89 per share, as of March 31, 2021 and December 31, 2020, respectively. On February 16, 2021, upon closing the initial public offering, 1,422 restricted stock awards vested totaling $14,844 of stock based compensation. In addition, during the three months ended March 31, 2020, there were 3,792 restricted stock awards granted during the period. The Company recognized $14,844 and $0 of stock based compensation for vested restricted shares during the three months ended March 31, 2021 and March 31, 2020, respectively.

Stock Options

The Plan provides a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The Company, by means of the Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of the Company. The Plan commenced on May 21, 2018 (the “Effective Date”) and the Plan is administered by the Compensation Committee (the “Committee”); provided that the entire Board may act in lieu of the Committee on any matter. The maximum aggregate number of shares of common stock which may be issued under all Awards granted to Participants under the Plan initially shall be 303,382 shares. The number of authorized shares available for issuance under the Plan shall automatically increase on January 1st of each year commencing with the January 1 following the Effective Date and on each January 1 thereafter until the expiration date, in an amount equal to six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Plan shall remain in effect, subject to the right of the board of directors of the Company to amend or terminate the Plan at any time until the earlier of the tenth (10th) anniversary of the Effective Date. In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options generally shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or three months from the date continuous service terminates.

On May 21, 2018, the Company amended the Plan to grant stock options to Non-Employee Directors. Stock options to purchase 5,056 shares of common stock shall automatically be granted under the Plan to each Non-Employee Director who is first appointed or elected to the Board. In addition, On January 1 of each year, each then serving Non-Employee Director of the Company shall automatically be granted under the Plan (i) that number of options having a value of $25,000 calculated on the grant date in accordance with the Black-Scholes option pricing model and shall be exercisable as to 100% of the number of shares of common stock covered thereby on the twelve-month anniversary of the grant date, and shall have an exercise price equal to 100% of the Fair Market Value (as defined in the Plan) of a share of Common Stock on the date of grant. Also, on January 1 of each year, each then serving member of the Science and Technology Committee shall automatically be granted stock options to purchase 2,022 shares of Common Stock under the Plan, and the Chair of the Science and Technology Committee shall be granted stock options to purchase an additional 3,033 shares of Common Stock under the Plan. These options have the same terms and conditions as the Non-Employee Directors noted above. The options due on January 1, 2021 pursuant to the Plan were granted by the Board on April 7, 2021 (See Note 11. Subsequent Events for more details on this issuance).

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $369,884 and $130,990, respectively, which is included in general and administrative expense on the accompanying statement of operations.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the three months ended March 31, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2021	2020
Expected term (years)	-	5.27
Risk-free interest rate	-	1.69%
Expected volatility	-	65.00%
Expected dividend yield	-	0.00%

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

The following is a summary of stock option activity under the stock option plan for the three months ended March 31, 2021 and for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	236,458	$9.89	8.96	$-
Forfeited	(20,225)	9.89
Cancelled	-	-
Granted	269,868	9.89
Options outstanding at December 31, 2020	486,101	9.89	8.68	-
Forfeited	-	-
Cancelled	-	-
Granted	-	-	-	-
Options outstanding at March 31, 2021	486,101	$9.89	8.43	$-
Options exercisable at March 31, 2021	323,607	$9.89	8.09	$-

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2020 was $5.66.

As of March 31, 2021, there was $142,185 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 0.35 years.

Note 9. Related-Party Transactions

As discussed in Note 5, in October 2018 and January 2019 the Company issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company. In addition, in January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from the initial public offering.

As discussed in Note 6, the Company’s Chief Executive Officer elected to temporarily defer his salary. Deferred compensation due to the Company’s Chief Executive Officer amounted to $1,052,000 and $1,005,000 as of March 31, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

Note 10. Research and Development and License Agreements

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

Nanomerics License Agreement

On August 7, 2020, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement”) for the exclusive North American license to develop and commercialize a High-Density Molecular Masking Spray (MMS019) as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections in humans. Under the Nanomerics License Agreement, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company is also required to make aggregate milestone payments of up to $50 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon 60 days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon 60 days’ prior written notice if the Company has not secured funding by the Funding Expiry Date (as defined in the Nanomerics License Agreement). On December 31, 2020, the Company amended the Nanomerics License Agreement to extend the Funding Expiry Date to March 31, 2021. Upon the closing of the Company’s initial public offering, the Funding Expiry Date provision was satisfied on February 19, 2021.

Yissum

Research Agreements

On May 12, 2019, the Company entered into an Agreement for Rendering of Research Services (the “May 2019 Yissum Research Agreement”), with Yissum. Under the May 2019 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation, preparation and characterization of Liposomal Bupivacaine for size zeta potential, drug loading and rate of drug release. In consideration for the research services, The Company agreed to pay research service fees of $81,000 in equal monthly installments. The Company retains ownership in all our intellectual property rights and any intellectual property belonging to either the Company or Yissum prior to the execution of the May 2019 Yissum Research Agreement will remain the sole property of either the Company or Yissum, respectively. All data generated from the provision of the May 2019 Yissum Research Agreement, including any reports, which are specifically required and contemplated under the May 2019 Yissum Research Agreement, shall be owned by the Company upon full payment of the research services fees. Each party will be entitled to terminate the agreement in the event of a breach by the other party of its obligations under the agreement, including, but not limited to, any payment failure, which is not remedied by the breaching party within 30 days of receipt of written notice from the non-breaching party. All services to be provided under the May 2019 Yissum Research Agreement were completed by March 31, 2020.

On October 11, 2020, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “October 2020 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above in the May 2019 Yissum Research Agreement. Under the October 2020 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation of Liposomal Bupivacaine as well as efficacy and PK studies in animals. In consideration for the research services, the Company agreed to pay research service fees of $81,000 in six equal monthly installments. In connection with the completion of the Company’s initial public offering, the Company paid Yissum $40,500 towards the total consideration of $81,000. All services to be provided under the October 2020 Yissum Research Agreement will be completed by June 30, 2021.

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

Note 11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 17, 2021. The following are material subsequent events:

Employment Agreements

On April 7, 2021, Virpax Pharmaceuticals, Inc. (the “Company”) entered into employment agreements with each of Christopher Chipman, the Company’s Chief Financial Officer, and Jeffrey Gudin, the Company’s Chief Medical Officer. The agreements have three year terms and provide for annual base salaries and bonuses, as defined.

Option Grants

On April 7, 2021, the Company’s Board of Directors (the “Board”), upon recommendation of the Company’s compensation committee (the “Compensation Committee”), approved equity compensation awards for the Company’s executive officers and directors.

The Board approved awards of options (the “Options”) to purchase 150,000 shares of Common Stock to officers of the Company pursuant to the 2017 PlanThe Options have an exercise price of $4.62 per share, the fair market value of the Common Stock on the date of grant of April 7, 2021. The Options granted to the officers will vest in three equal annual installments, commencing on the one year anniversary of the grant date, and have a ten year expiration date.

The Board also approved awards of 52,922 options to the Company’s non-employee directors pursuant to the 2017 Plan. These Options have exercise prices of $4.62, the fair market value of the common stock on the date of grant of April 7, 2021, will fully vest upon the one year anniversary of the grant date, and have a ten year expiration date.

Director Compensation Policy

On April 12, 2021, the Compensation Committee recommended to the Board, and the Board approved, changes to the Company’s non-employee director compensation policy whereby each non-employee director will receive an annual cash retainer of $10,000, payable in equal quarterly installments.

Restricted Shares

On April 7, 2021, the Company granted 15,000 shares of restricted common stock that vests in one year from the grant date to a consultant.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We believe the Topical Spray Film Delivery Technology, which we refer to as DSF100 or Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around joints and curved body surfaces. Our belief is based on, in part, an American College of Physicians and American Academy of Family Practice national guideline for the treatment of non-Low Back Musculoskeletal Pain which recommends topical nonsteroidal anti-inflammatory drugs (“NSAIDs”) as the first-line therapy in patients with acute pain from non-low back, musculoskeletal injuries. According to the new guideline, evidence shows that topical NSAIDs were among the most effective for pain reduction, physical function, treatment satisfaction, and symptom relief and were not associated with any significant side effects. The guideline was based on a systematic evidence review of the comparative efficacy and safety of non-pharmacological and pharmacological management of acute pain from non-low back, musculoskeletal injuries in adults in the outpatient setting and a systematic review of the predictors of prolonged opioid use.

Pursuant to a research and option agreement, as amended on May 30, 2018 (the “MedPharm Research and Option Agreement”), with MedPharm Limited (“MedPharm”), MedPharm will conduct certain research and development activities of proprietary formulations incorporating certain MedPharm technologies and certain of our proprietary molecules. These proprietary molecules relate to indications which include, but are not limited to, treatment of estrogen levels, Alzheimer’s disease, dementia, Parkinson’s disease, neuropathic issues, and acute and chronic pain. Under the MedPharm Research and Option Agreement, we were granted an option to obtain an exclusive, world-wide, sub-licensable, royalty bearing, irrevocable license to research, develop, make, market, commercialize, and sell any product utilizing MedPharm’s spray formulation technology.

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

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements contained within our Form 10-K for the year ended December 31, 2020, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Fair Value of Common Stock and Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Our policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date rather than on an accelerated attribution basis over the vesting period.

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares, and for options, the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value our option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of options is estimated using the simplified method, as we have historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Operating expenses:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$1,273,572	$448,985	$824,587	184%
Research and development	1,075,000	166,880	908,120	544%
Total operating expenses	$2,348,572	$615,865	$1,732,707	281%

General and administrative expenses increased by $824,587, or 184%, to $1,273,572 for the three months ended March 31, 2021 from $448,985 for the three months ended March 31, 2020. The primary reason for the increase in general and administrative costs was primarily the result of (i) an increase in legal costs associated mainly with litigation efforts of $312,987, (ii) an increase in share-based compensation expense of $238,893, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $138,464, (iv) an increase in exchange listing fees of $85,333, and (v) an increase in accounting consulting fees of $93,889. This was slightly offset by a decrease in travel related expenses and investor relation costs of $23,402 and $12,756, respectively.

Research and development expenses increased by $908,120, or 544%, to $1,075,000 for the three months ended March 31, 2021 from $166,880 for the three months ended March 31, 2020. The increase was primarily attributable to a $1,000,000 milestone payment made to Nanomerics associated with MMS019, as well as a slight increase of $29,750 in preclinical activities related primarily to Probudur. This was slightly offset by a decrease of $121,630 in pre-clinical activities associated with Envelta.

As a result of the foregoing, our loss from operations for the three months ended March 31, 2021 was $2,348,572, compared to a loss from operations of $615,865 for the three months ended March 31, 2020.

Other expenses:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(30,699)	$(40,630)	$9,931	(24)%
Total other expenses:	$(30,699)	$(40,630)	$9,931	(24)%

Interest expense decreased by $9,931, or 24%, to $30,699 for the three months ended March 31, 2021 from $40,630 for the three months ended March 31, 2020. The decrease was primarily the result of the repayment of a convertible promissory note in February 2021.

Liquidity and Capital Resources

Three Months Ended March 31, 2021 and Year Ended December 31, 2020

Capital Resources

	March 31,	December 31,	Change
	2021	2020	Dollars	Percentage
Current assets	$13,219,342	$73,069	$13,146,273	17,992%
Current liabilities	2,640,030	3,659,912	(1,019,882)	(28)%
Working capital	10,579,313	(3,586,843)	14,166,156	395%

As of March 31, 2021, our principal source of liquidity was our cash, which totaled $12,264,285. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Equity Financings

During the three months ended March 31, 2020, we issued 42,978 shares of common stock for gross proceeds totaling $425,000.

On February 16, 2021, we closed an initial public offering of 1,800,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $15.8 million, after deducting underwriting discounts and offering expenses. We intend to use substantially all of the net proceeds from the offering to fund research and development of our Epoladerm, Probudur, Envelta and MMS019 indications and other development programs, and for working capital and other general corporate purposes.

In conjunction with our initial public offering, we amended our Certificate of Incorporation to increase the number of shares of common stock and preferred stock we are authorized to issue to 100,000,000 and 10,000,000, respectively.

Debt

Promissory Notes

On October 1, 2018, we issued a promissory note, as amended (the “2018 Promissory Note”), pursuant to which we are obligated to pay Anthony Mack, our Chairman and Chief Executive Officer, the principal amount of $500,000 that bears interest at a rate of 11.19% per annum. The 2018 Promissory Note has a maturity date of the earlier of an Event of Default (as defined below) and January 15, 2022. As of March 31, 2021, the balance on the 2018 Promissory note was $500,000, with accrued interest of $139,875. As of December 31, 2020, the balance on the 2018 Promissory Note was $500,000, with accrued interest of $125,887.

On January 15, 2019, we issued a promissory note, as amended (the “2019 Promissory Note”), pursuant to which we are obligated to pay Mr. Mack the principal amount of $500,000 that bears interest at a rate of 11.19% per annum. The 2019 Promissory Note has a maturity date of the earlier of an Event of Default (as defined below) and January 15, 2022. As of March 31, 2021, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $123,556. As of December 31, 2020, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $109,569.

On October 28, 2020, we amended our 2018 Promissory Note dated October 1, 2018 and 2019 Promissory Note dated January 15, 2019 with Anthony Mack, Chief Executive Officer and significant investor, to extend the maturity date to December 31, 2023 for both promissory notes. All other terms and conditions of these agreements remained unchanged.

In January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, our Chief Financial Officer, for $25,000. These notes were subsequently repaid with proceeds from the initial public offering in February 2021.

RRD Note

On August 29, 2019, we entered into a service provider convertible note purchase agreement (the “RRD Note”) with RRD International, LLC (“RRD”). The RRD Note had a maximum principal balance of $400,000 and bore interest at a rate of 10.00% per annum and was due on March 31, 2020. The RRD Note was amended on March 25, 2020 to increase the maximum principal balance to $600,000 and extend the maturity date to September 30, 2020. On September 30, 2020, we amended the RRD Note to extend the maturity date to November 30, 2020, increase the principal amount from $434,260 to $493,480, and provide for the payment of all interest accrued through November 30, 2020, which was $30,431. On November 30, 2020, we amended the RRD Note to extend the conversion date to December 31, 2020 and on December 31, 2020 we amended the RRD Note to extend the conversion date to January 31, 2021. At December 31, 2020, the principal balance on the RRD Note was $493,480, with accrued interest of $34,544. In February 2021, we repaid in full the RRD Note in an amount of $[ ], including accrued interest, utilizing net proceeds received from our initial public offering.

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

Cash Flows

Three Months Ended March 31, 2021 and 2020

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2021	2020
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(3,080,238)	$(222,396)
Financing activities	15,289,727	425,000
Increase in cash	$12,209,489	$202,604

Operating Activities

For the three months ended March 31, 2021, cash used in operations was $3,080,238 compared to $222,396 for the three months ended March 31, 2020. The increase in cash used in operations was primarily the result of the increase in net loss, an increase in prepaid insurance, and an increase in payments of accounts payable and accrued expenses.

Financing Activities

Cash provided by financing activities was $15,289,727 during the three months ended March 31, 2021, attributable primarily due to net proceeds received from our initial public offering in February 2021 of $15,783,207, after deducting underwriting discounts and offering expenses. This was slightly offset by repayment in full of our RRD note of $493,480 in February 2021. Cash provided by financing activities was $425,000 during the three months ended March 31, 2020, attributable to $425,000 from the sale of 42,978 shares of our common stock.

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

Liquidity and Going Concern

We, since inception, have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and has not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any preclinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital.

We incurred a net loss of $2,379,271 and $656,495 for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $13,027,115 as of March 31, 2021. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021, raising net proceeds of $15,783,207. Our cash on hand as of March 31, 2021 was $12,264,285.

Management believes that current cash, including the proceeds from our initial public offering, is sufficient to fund operations and capital requirements through November 2022. Additional financings will be needed by us to fund our operations, to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Global Pandemic Outbreak

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak has become increasingly widespread in the United States, impacting the markets in which we operate. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values also affect our ability to enter into collaborations, joint ventures, and license and royalty agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned preclinical and clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, CROs, and clinical sites may also face disruptions in procuring items and materials that are essential to our research and development activities, including, for example, clinical trial drug products, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2021, and potentially beyond.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that may affect our future results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated by reference herein.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021. Except as set forth below, there have been no other material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented.

We face risks related to health epidemics or outbreaks of communicable diseases. For example, the recent outbreak around the world, including in the United States, the European Union (the “EU”) members, China and many other countries, of the highly transmissible and pathogenic COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our preclinical and clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations, including our ability to obtain clinical trial drugs and supplies and our ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

VIRPAX PHARMACEUTICALS, INC.

Date: May 17, 2021	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)