Form 10-Q
period 2021-06-30
Virpax Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from               to

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒No.

There were 4,959,513 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of August 10, 2021.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JUNE 30, 2021

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020*
	(Unaudited)
ASSETS
Current assets
Cash	$10,466,774	$54,796
Prepaid expenses and other current assets	920,922	18,273
Total current assets	11,387,696	73,069
Deferred financing costs	—	392,337
Total assets	$11,387,696	$465,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,779,866	$3,115,924
Notes payable	50,510	543,990
Total current liabilities	2,830,376	3,659,914
Notes payable, net of current portion	21,590	21,590
Related party notes payable	1,000,000	1,000,000
Total long-term liabilities	1,021,590	1,021,590
Total liabilities	3,851,966	4,681,504

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 4,960,153 shares issued and outstanding as of June 30, 2021; 3,145,153 shares issued and outstanding as of December 31, 2020	50	31
Additional paid-in capital	22,906,214	6,431,715
Accumulated deficit	(15,370,534)	(10,647,844)
Total stockholders’ equity (deficit)	7,535,730	(4,216,098)
Total liabilities and stockholders’ equity (deficit)	$11,387,696	$465,406

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
OPERATING EXPENSES
General and administrative	$1,988,972	$1,061,850	$3,262,544	$1,510,835
Research and development	316,565	168,673	1,391,565	335,553
Total operating expenses	2,305,537	1,230,523	4,654,109	1,846,388
Loss from operations	(2,305,537)	(1,230,523)	(4,654,109)	(1,846,388)

OTHER (EXPENSE) INCOME
Interest expense	(34,049)	(43,261)	(64,748)	(83,891)
Other income (expense), net	(3,833)	4,000	(3,833)	4,000
Loss before tax provision	(2,343,419)	(1,269,784)	(4,722,690)	(1,926,279)
Benefit from income taxes	—	—	—	—
Net loss	$(2,343,419)	$(1,269,784)	$(4,722,690)	$(1,926,279)

Basic and diluted net loss per share	(0.47)	(0.41)	$(1.06)	$(0.63)
Basic and diluted weighted average common stock outstanding	4,958,999	3,086,384	4,454,877	3,065,636

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity/(deficit)
Balance at December 31, 2019	—	$—	3,018,673	$30	$3,575,886	$(6,308,191)	$(2,732,275)

Common stock issued pursuant to subscription agreements	—	—	42,978	—	425,000	—	425,000
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	180	—	1,781	—	1,781
Stock-based compensation	—	—	—	—	130,990	—	130,990
Restricted stock awards granted	—	—	3,792	—	—	—	—
Net loss	—	—	—	—	—	(656,495)	(656,495)
Balance at March 31, 2020	—	—	3,065,623	30	4,133,657	(6,964,686)	(2,830,999)
Common stock issued pursuant to subscription agreements	—	—	85,325	1	843,899	—	843,900
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	113	—	1,125	—	1,125
Stock-based compensation	—	—	—	—	571,691	—	571,691
Restricted stock awards granted	—	—	3,160	—	—	—	—
Restricted stock awards forfeited	—	—	(20,225)	—	—	—	—
Net loss	—	—	—	—	—	(1,269,784)	(1,269,784)
Balance at June 30, 2020	—	$—	3,133,996	$31	$5,550,372	$(8,234,470)	$(2,684,067)

Balance at December 31, 2020	—	—	3,145,153	31	6,431,715	(10,647,844)	(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	—	—	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	—	—	369,884	—	369,884
Net loss	—	—	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	—	—	4,945,153	49	22,584,788	(13,027,115)	9,557,722

Restricted stock awards granted	—	—	15,000	1	(1)	—	—
Stock-based compensation	—	—	—	—	321,427	—	321,427
Net loss	—	—	—	—	—	(2,343,419)	(2,343,419)
Balance at June 30, 2021	—	$—	4,960,153	$50	$22,906,214	$(15,370,534)	$7,535,730

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,722,690)	$(1,926,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	64,748	83,891
Stock-based compensation	691,311	702,681
Common stock issued in payment of consulting services and settlement of accounts payable	-	2,906
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(902,649)	346,940
Deferred financing costs	-	(73,000)
Subscription receivable	-	(375,000)
Accounts payable and accrued expenses	(8,469)	647,234
Net cash used in operating activities	(4,877,749)	(590,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(493,480)	-
Proceeds from the issuance of debt	-	72,100
Proceeds from related party notes payable	100,000	-
Repayment of related party notes payable	(100,000)
Proceeds from the issuance of stock	-	893,900
Offering costs related to initial public offering	(2,216,793)	-
Proceeds from initial public offering of common stock	18,000,000	-
Net cash provided by financing activities	15,289,727	966,000

Net change in cash	10,411,978	375,373
Cash, beginning of period	54,796	41,536
Cash, end of period	$10,466,774	$416,909

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$34,707	$—
Cash paid for taxes	$—	$—
Debt issued in payment of consulting services and settlement of accounts payable	$—	$169,740

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Business

Virpax Pharmaceuticals, Inc. (“Virpax” or the “Company”) was incorporated on May 12, 2017 in the state of Delaware. Virpax is a company specializing in developing pharmaceutical products for pain management by using new drug delivery systems. Virpax has exclusive global rights to a proprietary patented Topical Spray Film Delivery Technology for acute musculoskeletal pain (“Epoladerm”). Virpax also has exclusive global rights to a proprietary patented injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (“Probudur”). Additionally, Virpax has exclusive global rights to a proprietary patented Nanomerics’ Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (“NES100”). NES100 would support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. Virpax will utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. While the Company is currently focused on the development of its non-opioid and non-addictive pain management pipeline of product candidates, the Company also plans on using its proprietary delivery technologies to develop anti-viral therapies (“MMS019”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19).

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

The Company incurred a net loss of $4,722,690 and $1,926,279 for the six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $15,370,534 as of June 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

Management believes that current cash is sufficient to fund operations and capital requirements through the third quarter 2022. Additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also has the ability to curtail spending in research and development activities in order to conserve cash.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at June 30, 2021, and its results of operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2020 and 2019 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Equivalent common shares
Stock options	736,593	486,101	736,593	486,101
Warrants	95,056	—	95,056	—
RRD note conversion	—	43,909	—	43,909

Cash — At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $10,466,774 and $54,796 as of June 30, 2021 and December 31, 2020, respectively.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of the Company’s common shares, and for options, the expected life of the option and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2021, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	$703,316	$8,257
Prepaid research and development	200,000	-
Legal retainer	3,050	3,643
Consulting fees	8,825	5,838
Other prepaid expenses and current assets	5,731	534
	$920,922	$18,273

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2021	December 31, 2020
Deferred CEO compensation	$1,073,075	$1,028,110
Research and development expenses	69,605	1,045,503
Insurance premiums	448,789	2,874
Legal expenses	768,811	437,471
Professional fees	47,748	253,462
Interest payable/accrued	291,406	270,000
Accounting consulting fees	6,235	45,904
Tax expenses	10,000	13,365
Other	64,197	19,235
	$2,779,866	$3,115,924

Note 5. Notes Payable

On October 1, 2018, the Company entered into a promissory note (the “2018 Promissory Note”), which promises to pay Anthony Mack, Chief Executive Officer and significant investor, the principal amount of $500,000, and bears interest at a rate of 11.19% per annum. The 2018 Promissory Note states that the principal shall be paid at the earlier of an event of default (as defined in the 2018 Promissory Note) and the first anniversary of the date of the 2018 Promissory Note. As of June 30, 2021, the balance on the 2018 Promissory note was $500,000, with accrued interest of $153,862. As of December 31, 2020, the balance on the 2018 Promissory Note was $500,000, with accrued interest of $125,887.

On January 15, 2019, the Company entered into a promissory note (the “2019 Promissory Note”), which promises to pay Anthony Mack the principal amount of $500,000, and bears interest at a rate of 11.19% per annum. The 2019 Promissory Note states that the principal shall be paid at the earlier of an event of default (as defined in the 2019 Promissory Note) and the first anniversary of the date of the 2019 Promissory Note. On April 6, 2020, the Company and Anthony Mack entered into an amendment to the 2019 Promissory Note which extended the maturity date from the first anniversary of the date of the 2019 Promissory Note to January 15, 2021, with all other terms remaining consistent. As of June 30, 2021, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $137,544. As of December 31, 2020, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $109,569.

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

On August 29, 2019, the Company entered into a service provider convertible note purchase agreement (the “RRD Note”) with RRD International, LLC (“RRD”). Under the RRD Note, the Company and RRD agreed to make certain compensation due to RRD payable in the form of a convertible promissory note. The RRD Note stated that a maximum principal balance of $400,000 could be applied for services provided by RRD to the Company, which could be converted into equity or cash (all or in part) upon a Qualified Financing (as defined in the RRD Note) or the Conversion Date of March 31, 2020. Borrowings under the RRD Note bore simple interest on the outstanding principal amount of the RRD Note until paid in full at the fixed rate of 10% per annum. During 2020, the RRD Note was amended to increase the maximum principal to $600,000 and to extend the maturity and conversion dates through to January 31, 2021. As of December 31, 2020, the balance on the RRD Note was $493,480, with accrued interest of $34,544.

In February 2021, the Company paid the balance on its RRD Note of $528,024, including $34,544 of accrued interest, with proceeds from the Company’s IPO.

On May 4, 2020, the Company entered into a Promissory Note (the “PPP Note”) with PNC Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $72,100 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the period ending October 31, 2020. The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the note shall convert to an amortizing term loan and the Company will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years. The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against us, including the right to require immediate payment of all amounts due under the PPP Note. On July 2, 2021, the SBA notified the Company that the forgiveness amount totaled $61,816. The remaining balance of $10,284 must be repaid by the Company on or before maturity.

The following table summarizes the Company’s notes payables:

		June 30, 2021
	Balance as of January 1, 2021	Notes Issued	Note Payments	Balance as of June 30, 2021
Related party notes payable
Anthony Mack 2018 Promissory Note	$500,000	$—	$—	$500,000
Anthony Mack 2019 Promissory Note	500,000	—	—	500,000
Related party notes payable	—	100,000	(100,000)	—
Total related party notes payable	1,000,000	100,000	(100,000)	1,000,000
RRD Note	493,480	—	(493,480)	—
SBA PPP Loan	72,100	—	—	72,100
Total notes payable	1,565,580	100,000	(593,480)	1,072,100
Less: Current portion of notes payable	543,990	100,000	(593,480)	50,510
Total non-current portion of notes payable	$1,021,590	$—	$—	$1,021,590

Interest expense was $64,748 and $83,891 for the six months ended June 30, 2021 and 2020, respectively. Interest expense was $34,049 and $43,261 for the three months ended June 30, 2021 and 2020, respectively.

Principal payments on note payables are due as follows:

Years ending December 31,
2021	$50,510
2022	21,590
2023	1,000,000
Total payments	$1,072,100

Note 6. Commitments and Contingencies

Employment Agreements

The Company has an employment agreement with Anthony Mack, the Company’s Chief Executive Officer (“CEO”), effective September 18, 2018. The agreement may be terminated by either party at any time upon written notice provided to the other party. Concurrent with the employment agreement, the CEO and the Company agreed to an Executive Confidentiality Agreement that contains standard non-closure and non-competition provisions. In the event we terminate the employment agreement other than for cause, or the CEO terminates the agreement for good reason, we will pay the CEO the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release form and the compliance by the CEO with the release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of employment. The Company’s Chief Executive Officer also elected to defer salary temporarily. Deferred compensation due to the Company’s Chief Executive Officer amounted to $1,052,000 and $1,005,000 as of June 30, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack (the “defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”) and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint the Plaintiffs allege (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint (the “Amended Complaint”) asserting the same three causes of action. Simultaneously with filing the original Complaint, the Plaintiffs filed a motion to expedite, seeking a hearing in four weeks on their prospective motion for a preliminary injunction, prohibiting Mr. Mack’s alleged violations of the Restrictive Covenants Agreement and prohibiting the alleged tortious interference. On March 22, 2021, Vice Chancellor Paul A. Fioravanti Jr. issued a scheduling order, setting forth terms which had been agreed to by the parties, under which oral argument on Plaintiffs’ proposed motion for preliminary injunction was scheduled for July 15, 2021. On May 17, 2021, Mr. Mack and the Company filed a motion to dismiss the Amended Complaint. On May 18, 2021, the Vice Chancellor issued a revised scheduling order, also setting forth terms which had been agreed to by the parties, under which a briefing schedule was set with respect to Defendants’ motion to dismiss, Plaintiffs agreed not to move for a preliminary injunction, and a trial in the action was set for February 9-11, 2022. As of July 12, 2021, the parties completed briefing on the motion to dismiss the Amended Complaint. The Court has not yet scheduled a date for oral argument on the motion to dismiss. The Company believes that the allegations in the Amended Complaint are wholly without merit, and the Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit at this time.

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

During the six months ended June 30, 2021, the Company issued 1,800,000 shares of common stock related to the Company’s IPO in February 2021, for net proceeds totaling $15,783,207, after deducting underwriting discounts and offering expenses.

During the three and six months ended June 30, 2020, the Company issued 85,325 and 128,303 shares of common stock for gross proceeds totaling $425,000 and $1,268,900, respectively. Anthony Mack, the Company’s CEO, and an immediate family member of Mr. Mack purchased 40,450 and 8,393 of these shares of common stock for gross proceeds totaling $400,000 and $83,000, respectively, for the six months ended June 30, 2020.

In addition, during the three and six months ended June 30, 2020, the Company issued 113 and 293 shares of common stock in payment of consulting services and settlement of accounts payable totaling $1,125 and $2,906, respectively.

Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of initial public offering price. The warrants have a five-year term and are not exercisable prior to August 16, 2021. All of the warrants were outstanding at June 30, 2021 and the fair value allocated to the warrants of $639,000 was accounted for as a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including a term of 5 years, expected price volatility of 100%, and a risk-free interest rate of 0.6%.

Reverse Stock Split

On November 19, 2020, the Company filed an amendment to its Articles of Incorporation and effected 1-for-4.944260256 reverse stock split of its issued and outstanding shares of common stock, $0.00001 par value, whereby 15,550,627 outstanding shares of the Company’s common stock were exchanged for 3,145,153 newly issued shares of the Company’s common stock. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded to the nearest whole share, with cash paid in lieu of any fractional shares, resulting in a reverse split of 1-for-4.944260256. All per share amounts and number of shares (other than authorized shares) in the financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the transfer of $119 from common stock to additional paid in capital at January 1, 2020.

Note 8. Stock-Based Compensation

Restricted Stock Awards

On May 20, 2017, the Company established the Virpax Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Plan”). The Company’s Board of Directors (the “Board”), acting through its Equity Incentive Plan Committee, has determined that it would be to the advantage and best interest of the Company and its stockholders to grant restricted stock awards to certain individuals as compensation to serve as an employee of the Company and as an incentive for increased efforts during such service.

There were 14,723 and 5,506 unvested restricted stock awards issued totaling $83,888 and $50,000 based on a fair value of the Company’s common stock on the date of grant, as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, there were 15,000 and 3,160 restricted stock awards granted during the period, respectively, and 20,225 of restricted stock awards forfeited during the three months ended June 30, 2020. The Company recognized $4,688 and $156,250 of stock based compensation for vested restricted shares during the three months ended June 30, 2021 and June 30, 2020, respectively. In addition, during the six months ended June 30, 2021 and 2020, there were 15,000 and 6,952 restricted stock awards granted during the period, respectively, and 20,225 of restricted stock awards forfeited during the six months ended June 30, 2020. The Company recognized $34,629 and $156,250 of stock based compensation for vested restricted shares during the six months ended June 30, 2021 and June 30, 2020, respectively.

Stock Options

The Plan provides a means for eligible employees, officers, non-employee directors and other individual service providers (collectively, “eligible persons”) to develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The Company, by means of the Plan, seeks to retain the services of such eligible persons and to provide incentives for such eligible persons to exert maximum efforts for the success of the Company. The Plan commenced on May 20, 2017 (the “Effective Date”) and is administered by the Compensation Committee of the Board (the “Compensation Committee”); provided that the entire Board may act in lieu of the Compensation Committee on any matter. The maximum aggregate number of shares of common stock which may be issued under all awards granted to participants under the Plan initially shall be 303,382 shares. The number of authorized shares available for issuance under the Plan shall automatically increase on January 1st of each year commencing on January 1 following the Effective Date and on each January 1 thereafter until the expiration date, in an amount equal to six percent (6%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Plan shall remain in effect, subject to the right of the Board to amend or terminate the Plan at any time until the earlier of the tenth (10th) anniversary of the Effective Date. In the event of a termination of continuous service (other than as a result of a change of control, as defined in the Plan), unvested stock options generally shall terminate and, with regard to vested stock options, the exercise period shall be the lesser of the original expiration date or three months from the date continuous service terminates.

On April 25, 2020, the Company amended and restated the Plan to grant stock options to non-employee directors. Stock options to purchase 20,225 shares of common stock shall automatically be granted under the Plan to each non-employee director who is first appointed or elected to the Board. In addition, On January 1 of each year, each then serving non-employee director of the Company shall automatically be granted under the Plan (i) that number of options having a value of $25,000 calculated on the grant date in accordance with the Black-Scholes option pricing model and shall be exercisable as to 100% of the number of shares of common stock covered thereby on the twelve-month anniversary of the grant date, and shall have an exercise price equal to 100% of the Fair Market Value (as defined in the Plan) of a share of Common Stock on the date of grant. Also, on January 1 of each year, each then serving member of the Science and Technology Committee of the Board (the “Science and Technology Committee”) shall automatically be granted stock options to purchase 2,022 shares of Common Stock under the Plan, and the Chair of the Science and Technology Committee shall be granted stock options to purchase an additional 3,033 shares of Common Stock under the Plan. These options have the same terms and conditions as the options granted to the non-employee directors noted above. The options due on January 1, 2021 pursuant to the Plan were granted by the Board on April 7, 2021.

On April 7, 2021, the Board, upon recommendation of the Company’s Compensation Committee, approved equity compensation awards for the Company’s executive officers, employees and consultants. The Board approved awards of options to purchase 197,500 shares of Common Stock to officers of the Company pursuant to the 2017 Plan. The options have an exercise price of $4.62 per share, the fair market value of the Common Stock on the date of grant of April 7, 2021. The options granted to the officers will vest in three equal annual installments, commencing on the one-year anniversary of the grant date, and have a ten-year expiration date. The grant date fair value of these options using the Black-Scholes option pricing model was $612,050.

The Board also approved awards of 52,922 options to the Company’s non-employee directors pursuant to the 2017 Plan. These options have exercise prices of $4.62, the fair market value of the common stock on the date of grant as of April 7, 2021, and will fully vest upon the one-year anniversary of the grant date, and have a ten-year expiration date. The grant date fair value of these options using the Black-Scholes option pricing model was $162,156.

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $321,427 and $571,691, respectively. The Company recorded $302,993 and $571,691 of this stock-based compensation within general and administrative expense and $18,433 and $0 within research and development expense on the accompanying statement of operations for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $691,310 and $702,681, respectively. The Company recorded $672,877 and $702,681 of this stock-based compensation within general and administrative expense and $18,433 and $0 within research and development expense on the accompanying statement of operations for the six months ended June 30, 2021and 2020, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the six months ended June 30, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2021	2020
Expected term (years)	5.77	5.24
Risk-free interest rate	1.05%	0.49%
Expected volatility	79.40%	68.47%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the stock option plan for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	236,458	$9.89	8.96	$-
Forfeited	(20,225)	9.89
Cancelled	-	-
Granted	269,868	9.89
Options outstanding at December 31, 2020	486,101	9.89	8.68	-
Forfeited	-	-
Cancelled	-	-
Granted	250,492	4.62	-	-
Options outstanding at June 30, 2021	736,593	$8.10	8.73	$-
Options exercisable at June 30, 2021	502,197	$9.58	8.27	$-

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 and year ended December 31, 2020 was $3.09 and $5.66, respectively.

As of June 30, 2021, there was $665,560 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 2.24 years.

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

As discussed in Note 6, the Company’s Chief Executive Officer elected to temporarily defer his salary. Deferred compensation due to the Company’s Chief Executive Officer amounted to $1,052,000 and $1,005,000 as of June 30, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

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

LipoCureRx, Ltd.

On March 19, 2018, the Company entered into a license and sublicense agreement (the “LipoCure Agreement”) with LipoCureRx, Ltd., a company organized and existing under the laws of Israel (“LipoCure”), for the sole and exclusive global license and sub-license rights to discover, develop, make, sell, market, and otherwise commercialize bupivacaine liposome, in injectable gel or suspension (“Licensed Compound”) or any pharmaceutical composition or preparation (in any and all dosage forms) in final form, including any combination product, containing a Licensed Compound (“Licensed Product”), including Probudur. Under the LipoCure Agreement, the Company was required to pay an upfront fee upon signing of $150,000 and is required to make future milestone and royalty payments to LipoCure. The Company is obligated to make aggregate milestone payments of up to $19.8 million upon the achievement of specified development and commercial milestones. Royalty payments must be paid in an amount equal to a single digit to low double-digit percentage of annual net sales of royalty qualifying products, subject to certain adjustments. Royalties shall be payable during the period of time, on a country-by-country basis, commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on July 24, 2030. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

Nanomerics Ltd.

Nanomerics Collaboration Agreement

On April 11, 2019, the Company entered into an exclusive collaboration and license agreement, as amended (the “Nanomerics Collaboration Agreement”), with Nanomerics Ltd., a company organized and existing under the laws of United Kingdom (“Nanomerics”), for the exclusive world-wide license to develop and commercialize products, including NES100, which contain hydrophilic neuropeptide Leucin5-Enkephalin and an amphiphile compound which is quaternary ammonium palmitoyl glycol chitosan, to engage in a collaborative program utilizing Nanomerics’ knowledge, skills and expertise in the clinical development of products and to attract external funding for such development. The Nanomerics Collaboration Agreement was also amended to include a program for the pre-clinical development of a product for post-traumatic stress disorder.

Under the Nanomerics Collaboration Agreement, the Company is required to make royalty payments equal to a single digit percentage of annual net sales of royalty qualifying products. The Company is also required to make aggregate milestone payments of up to $103 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics Collaboration Agreement. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim (patent is set to expire on November 3, 2034); and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the agreement upon 180 days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its right title and interest in all results other than results specific to (a) the Device (as defined in the Nanomerics Collaboration Agreement), including its manufacture or use; and (b) the Technology, but excluding any clinical Results relating to the Compound or Licensed Products (all terms as defined in the Nanomerics Collaboration Agreement).

Nanomerics License Agreement

On August 7, 2020, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement”) for the exclusive North American license to develop and commercialize a High-Density Molecular Masking Spray (MMS019) as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections in humans. Under the Nanomerics License Agreement, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company is also required to make aggregate milestone payments of up to $50 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice if the Company has not secured funding by the Funding Expiry Date (as defined in the Nanomerics License Agreement). On December 31, 2020, the Company amended the Nanomerics License Agreement to extend the Funding Expiry Date to March 31, 2021. Upon the closing of the Company’s IPO, the Funding Expiry Date provision was satisfied on February 19, 2021.

Research Agreements

Yissum

On May 12, 2019, the Company entered into an Agreement for Rendering of Research Services (the “May 2019 Yissum Research Agreement”), with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”). Under the May 2019 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation, preparation and characterization of Liposomal Bupivacaine for size zeta potential, drug loading and rate of drug release. In consideration for the research services, the Company agreed to pay research service fees of $81,000 in equal monthly installments. The Company retains ownership in all its intellectual property rights and any intellectual property belonging to either the Company or Yissum prior to the execution of the May 2019 Yissum Research Agreement will remain the sole property of either the Company or Yissum, respectively. All data generated from the provision of the May 2019 Yissum Research Agreement, including any reports, which are specifically required and contemplated under the May 2019 Yissum Research Agreement, shall be owned by the Company upon full payment of the research services fees. Each party will be entitled to terminate the agreement in the event of a breach by the other party of its obligations under the agreement, including, but not limited to, any payment failure, which is not remedied by the breaching party within thirty (30) days of receipt of written notice from the non-breaching party. All services to be provided under the May 2019 Yissum Research Agreement were completed by March 31, 2020.

On October 11, 2020, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “October 2020 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the May 2019 Yissum Research Agreement. Under the October 2020 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation of Liposomal Bupivacaine as well as efficacy and PK studies in animals. In consideration for the research services, the Company agreed to pay research service fees of $81,000 in six equal monthly installments. In connection with the completion of the Company’s IPO, the Company paid Yissum $40,500 towards the total consideration of $81,000. All services to be provided under the October 2020 Yissum Research Agreement were completed by June 30, 2021.

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution as prepayment for research services included in Prepaid Expenses and Other Current Assets on the accompanying balance sheet as of June 30, 2021, as well as $400,000 on July, 1 2021, and five quarterly payments of $270,000 initiating on September 1 2021. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, NES100, an intranasal peptide, for the management of acute and chronic non-cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of NES100 as a novel analgesic for acute and chronic non-cancer pain, and for studies to further develop NES100 through investigative new drug (“IND”) enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the NES100 dosage form.

With respect to NCATS rights to any invention made solely by an NCATS employee(s) or made jointly by an NCATS employee(s) and our employee(s), the CRADA grants to the Company an exclusive option to elect an exclusive or nonexclusive commercialization license. For inventions owned solely by NCATS or jointly by NCATS and the Company, and licensed pursuant to the Company’s option, the Company must grant to NCATS a nonexclusive, nontransferable, irrevocable, paid-up license to practice the invention or have the invention practiced throughout the world by or on behalf of the United States government. For inventions made solely by an employee of the Company, we grant to the United States government a nonexclusive, nontransferable, irrevocable, paid-up license to practice the invention or have the invention practiced throughout the world by or on behalf of the United States government for research or other government purposes.

Note 11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 10, 2021. The following are material subsequent events:

On July 26, 2021, the Company, based on the recommendation of the Corporate Governance and Nominating Committee, appointed Mr. Gerald Bruce and Mr. Michael Dubin as directors of the Company, effective July 26, 2021, and determined Mr. Dubin qualifies as an “independent director” for purposes of the NASDAQ Capital Market listing standards.

On July 26, 2021, the Company’s Board approved an equity compensation award for the Company’s new independent director. The Board approved this award of options (the “Options”) to purchase 20,225 shares of Common Stock to the new director of the Company pursuant to the 2017 Plan. The Options have an exercise price of $4.32 per share, the fair market value of the Common Stock on the date of grant of July 26, 2021. The Options granted to the directors will vest upon the one-year anniversary of the grant date, and have a ten-year expiration date.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (cGMP) quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth; and

●	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies.

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

We have exclusive global rights to develop, sell and export (among other rights) a proprietary patented nonsteroidal anti-inflammatory Topical Spray Film Delivery Technology for acute musculoskeletal pain (“DSF100” or “EpoladermTM”) and for chronic osteoarthritis of the knee (“OSF200”). We also have exclusive global rights to a proprietary patented injectable, long-acting, local anesthetic Liposomal Gel Technology for postoperative pain management (“LBL100” or “ProbudurTM”). Additionally, we have exclusive global rights to a proprietary patented Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver exogenous enkephalin for the management of acute and chronic pain, including pain associated with cancer (“EnveltaTM”) and for the management of Post-Traumatic Stress Disorder (“PES200”). Enkephalins are pain-relieving pentapeptides produced in the body, and function to inhibit neurotransmitters in the pathway for pain perception, thereby reducing the physical impact of pain. While the Company is currently focused on the development of its non-opioid and non-addictive pain management pipeline of product candidates, the Company also plans on using its proprietary delivery technologies to develop anti-viral therapies (“MMS019”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19).

EpoladermTM

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

We will have initiated a series of IND enabling toxicity studies for Epoladerm which are expected to take from eight months to one year to complete. Upon successful completion of these studies, we intend to submit an IND application to the FDA, including a trial design for a Phase I study.

ProbudurTM

Probudur is our injectable bupivacaine liposomal hydrogel for postoperative pain management, which we believe to have improved onset and extended duration of action compared to existing treatment options. Charles River Laboratories was engaged to perform seven preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability for manufacturing purposes and to possibly extend the lifetime of a relevant patent.

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above (see Note 10 - “Research and Development and License Agreements” to our unaudited financial statements filed herewith) under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution as prepayment for research services included in Prepaid Expenses and Other Current Assets on the accompanying balance sheet as of June 30, 2021, as well as $400,000 on July, 1 2021, and five quarterly payments of $270,000 initiating on September 1 2021. The Company also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

EnveltaTM

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into by us and the National Center for Advancing Translational Sciences (“NCATS”). We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, two of the four planned initial in vitro studies have been successfully completed. These pre-clinical studies under the CRADA will be conducted through 2021 and 2022.

MMS019

While we are currently focused on the development of our non-opioid and non-addictive pain management pipeline of product candidates, we also plan on using our proprietary delivery technologies to develop anti-viral therapies (“MMS019”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19). MMS019 is our high-density intranasal molecular masking spray being developed as an anti-viral barrier that will be used as an adjuvant to barrier-based personal protective equipment. Our results from an animal study of MMS019 demonstrated inhibited viral replication and decreased levels of virus in animal brain tissue. We have submitted a pre-IND briefing package to the FDA and plan to finance our clinical development activities mainly through the use of grants.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares, and for options, the expected life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value our option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of options is estimated using the simplified method, as we have historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

Results of Operations

Three Months Ended June 30, 2021 and 2020

Operating expenses:

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$1,988,972	$1,061,850	$927,122	87%
Research and development	316,565	168,673	147,892	88%
Total operating expenses	$2,305,537	$1,230,523	$1,075,014	87%

General and administrative expenses increased by $927,122, or 87%, to $1,988,972 for the three months ended June 30, 2021 from $1,061,850 for the three months ended June 30, 2020. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation efforts and general corporate purposes of $936,912, and (ii) an increase in insurance costs related to directors’ and officers’ insurance of $266,283. This was offset by a decrease in stock based compensation of $268,698.

Research and development expenses increased by $147,892, or 88%, to $316,565 for the three months ended June 30, 2021 from $168,673 for the three months ended June 30, 2020. The increase was primarily attributable to an increase in pre-clinical activities related to Epoladerm of $89,899 and Probudur of $11,157 as well as an increase in regulatory activities with MMS019 of $39,788.

As a result of the foregoing, our loss from operations for the three months ended June 30, 2021 was $2,305,537, compared to a loss from operations of $1,230,523 for the three months ended June 30, 2020.

Other expenses:

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(34,049)	$(43,261)	$9,212	(21)%
Other income (expense)	(3,833)	4,000	(7,833)	(196)%
Total other expenses:	$(37,882)	$(39,261)	$1,379	(4)%

Interest expense decreased by $9,212, or 21%, to $34,049 for the three months ended June 30, 2021 from $43,261 for the three months ended June 30, 2020. The decrease was primarily the result of the repayment of a convertible promissory note in February 2021.

Six Months Ended June 30, 2021 and 2020

Operating expenses:

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$3,262,544	$1,510,835	$1,751,709	116%
Research and development	1,391,565	335,553	1,056,012	315%
Total operating expenses	$4,654,109	$1,846,388	$2,807,721	152%

General and administrative expenses increased by $1,751,709, or 116%, to $3,262,544 for the six months ended June 30, 2021 from $1,510,835 for the six months ended June 30, 2020. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated mainly with litigation efforts and legal costs associated with general corporate purposes of $1,257,665, (ii) an increase in insurance costs related to directors’ and officers’ insurance of $404,747, (iii) an increase in exchange listing fees of $85,333, and (iv) an increase in accounting consulting fees of $54,919. This was slightly offset by a decrease in investor relation costs of $76,339 as compared to the prior period.

Research and development expenses increased by $1,056,012, or 315%, to $1,391,565 for the six months ended June 30, 2021 from $335,553 for the six months ended June 30, 2020. The increase was primarily attributable to a $1,000,000 milestone payment made to Nanomerics associated with MMS019, as well as increases in pre-clinical activity related to Epoladerm of $94,399 and Probudur of $22,407 as well as an increase in regulatory activities with MMS019 of $39,788. This was slightly offset by a decrease of $125,015 in pre-clinical activities associated with Envelta.

As a result of the foregoing, our loss from operations for the six months ended June 30, 2021 was $4,654,109, compared to a loss from operations of $1,846,388 for the six months ended June 30, 2020.

Other expenses:

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(64,748)	$(83,891)	$19,143	(23)%
Other income (expense)	(3,833)	4,000	(7,833)	(196)%
Total other expenses:	$(68,581)	$(79,891)	$11,310	(14)%

Interest expense decreased by $19,143, or 23%, to $64,748 for the six months ended June 30, 2021 from $83,891 for the six months ended June 30, 2020. The decrease was primarily the result of the repayment of a convertible promissory note in February 2021.

Liquidity and Capital Resources

Six Months Ended June 30, 2021 and Year Ended December 31, 2020

Capital Resources

	June 30,	December 31,	Change
	2021	2020	Dollars	Percentage
Current assets	$11,387,696	$73,069	$11,314,627	15,485%
Current liabilities	2,830,376	3,659,914	(829,538)	(23)%
Working capital	8,557,320	(3,586,845)	12,144,165	339%

As of June 30, 2021, our principal source of liquidity was our cash, which totaled $10,466,774. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Equity Financings

During the six months ended June 30, 2020, we issued 128,303 shares of common stock for gross proceeds totaling $1,268,900.

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

Debt

Promissory Notes

On October 1, 2018, we issued a promissory note, as amended (the “2018 Promissory Note”), pursuant to which we are obligated to pay Anthony Mack, our Chairman and Chief Executive Officer, the principal amount of $500,000 that bears interest at a rate of 11.19% per annum. The 2018 Promissory Note has a maturity date of the earlier of an Event of Default (as defined in the 2018 Promissory Note) and January 15, 2022. As of June 30, 2021, the balance on the 2018 Promissory note was $500,000, with accrued interest of $153,862. As of December 31, 2020, the balance on the 2018 Promissory Note was $500,000, with accrued interest of $125,887.

On January 15, 2019, we issued a promissory note, as amended (the “2019 Promissory Note”), pursuant to which we are obligated to pay Mr. Mack the principal amount of $500,000 that bears interest at a rate of 11.19% per annum. The 2019 Promissory Note has a maturity date of the earlier of an Event of Default (as defined in the 2019 Promissory Note) and January 15, 2022. As of June 30, 2021, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $137,544. As of December 31, 2020, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $109,569.

On October 28, 2020, we amended our 2018 Promissory Note dated October 1, 2018 and 2019 Promissory Note dated January 15, 2019 with Anthony Mack to extend the maturity date to December 31, 2023 for both promissory notes. All other terms and conditions of these agreements remained unchanged.

In January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, our Chief Financial Officer, for $25,000. These notes were subsequently repaid with proceeds from the initial public offering in February 2021.

RRD Note

On August 29, 2019, we entered into a service provider convertible note purchase agreement (the “RRD Note”) with RRD International, LLC (“RRD”). The RRD Note had a maximum principal balance of $400,000 and bore interest at a rate of 10.00% per annum and was due on March 31, 2020. During 2020, the RRD Note was amended to increase the maximum principal to $600,000 and to extend the maturity and conversion dates through to January 31, 2021. At December 31, 2020, the principal balance on the RRD Note was $493,480, with accrued interest of $34,544. In February 2021, we repaid in full the RRD Note, including accrued interest, utilizing net proceeds received from our initial public offering.

PPP Loan

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

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to our full time headcount during the period ending October 31, 2020. On July 2, 2021, we were notified by the Small Business Administration that the forgiveness amount totaled $61,816. The remaining balance of $10,284 must be repaid by the borrower on or before maturity.

Cash Flows

Six Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2021	2020
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(4,877,749)	$(590,627)
Financing activities	15,289,727	966,000
Increase in cash	$10,411,978	$375,373

Operating Activities

For the six months ended June 30, 2021, cash used in operations was $4,877,749 compared to $590,627 for the six months ended June 30, 2020. The increase in cash used in operations was primarily the result of the increase in net loss and an increase in prepaid insurance premiums.

Financing Activities

Cash provided by financing activities was $15,289,727 during the six months ended June 30, 2021, attributable primarily to net proceeds received from our initial public offering in February 2021 of $15,783,207, after deducting underwriting discounts and offering expenses. This was offset by repayment in full of our RRD Note of $493,480 in February 2021. Cash provided by financing activities was $966,000 during the six months ended June 30, 2020, attributable to $893,900 from the sale of 128,303 shares of our common stock.

Future Capital Requirements

We expect that our existing cash will be sufficient to fund our operations, future research and development, and general working capital through approximately the third quarter 2022. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Liquidity and Going Concern

Since inception, we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and has not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any preclinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital.

We incurred a net loss of $4,722,690 and $1,926,279 for the six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $15,370,534 as of June 30, 2021. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021, raising net proceeds of $15,783,207. Our cash on hand as of June 30, 2021 was $10,466,774.

Management believes that current cash, including the proceeds from our initial public offering, is sufficient to fund operations and capital requirements through the third quarter 2022. Additional financings will be needed by us to fund our operations, to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also have the ability to curtail spending in research and development activities in order to conserve cash.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 12, 2021, the Company and Mr. Mack were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”) and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint the Plaintiffs allege (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint (the “Amended Complaint”) asserting the same three causes of action. Simultaneously with filing the original Complaint, the Plaintiffs filed a motion to expedite, seeking a hearing in four weeks on their prospective motion for a preliminary injunction, prohibiting Mr. Mack’s alleged violations of the Restrictive Covenants Agreement and prohibiting the alleged tortious interference. On March 22, 2021, Vice Chancellor Paul A. Fioravanti Jr. issued a scheduling order, setting forth terms which had been agreed to by the parties, under which oral argument on Plaintiffs’ proposed motion for preliminary injunction was scheduled for July 15, 2021. On May 17, 2021, Mr. Mack and the Company filed a motion to dismiss the Amended Complaint. On May 18, 2021, the Vice Chancellor issued a revised scheduling order, also setting forth terms which had been agreed to by the parties, under which a briefing schedule was set with respect to Defendants’ motion to dismiss, plaintiffs agreed not to move for a preliminary injunction, and a trial in the action was set for February 9-11, 2022. As of July 12, 2021, the parties completed briefing on the motion to dismiss the Amended Complaint. The Court has not yet scheduled a date for oral argument on the motion to dismiss. The Company believes that the allegations in the Amended Complaint are wholly without merit, and the Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit at this time.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1†	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 13, 2021).

10.2†	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 19, 2021).

10.3	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021.*

10.4	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021.*

10.5	First Amendment to the Amended and restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan, dated April 25, 2020.* †

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2021.

VIRPAX PHARMACEUTICALS, INC.

Date: August 10, 2021	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)