Form 10-Q
period 2021-09-30
Virpax Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 11,715,045 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of November 15, 2021.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2021

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020*
	(Unaudited)
ASSETS
Current assets
Cash	$41,713,435	$54,796
Prepaid expenses and other current assets	1,559,598	18,273
Total current assets	43,273,033	73,069
Deferred financing costs	—	392,337
Total assets	$43,273,033	$465,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,811,809	$3,115,924
Notes payable	-	543,990
Total current liabilities	1,811,809	3,659,914
Notes payable, net of current portion	-	21,590
Related party notes payable	-	1,000,000
Total long-term liabilities	-	1,021,590
Total liabilities	1,811,809	4,681,504

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,715,182 shares issued and outstanding as of September 30, 2021; 3,145,153 shares issued and outstanding as of December 31, 2020	117	31
Additional paid-in capital	60,047,385	6,431,715
Accumulated deficit	(18,586,278)	(10,647,844)
Total stockholders’ equity (deficit)	41,461,224	(4,216,098)
Total liabilities and stockholders’ equity (deficit)	$43,273,033	$465,406

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
OPERATING EXPENSES
General and administrative	$1,551,570	$810,674	$4,814,114	$2,321,509
Research and development	1,698,204	851,780	3,089,769	1,187,333
Total operating expenses	3,249,774	1,662,454	7,903,883	3,508,842
Loss from operations	(3,249,774)	(1,662,454)	(7,903,883)	(3,508,842)

OTHER (EXPENSE) INCOME
Interest expense	(28,892)	(45,709)	(93,640)	(129,600)
Other income (expense), net	62,922	-	59,089	4,000
Loss before tax provision	(3,215,744)	(1,708,163)	(7,938,434)	(125,600)
Benefit from income taxes	—	—	—	—
Net loss	$(3,215,744)	$(1,708,163)	$(7,938,434)	$(3,634,442)

Basic and diluted net loss per share	(0.53)	(0.54)	$(1.59)	$(1.18)
Basic and diluted weighted average common stock outstanding	6,011,796	3,142,090	4,979,553	3,091,108

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity/(deficit)
Balance at December 31, 2019	—	$—	3,018,673	$30	$3,575,886	$(6,308,191)	$(2,732,275)

Common stock issued pursuant to subscription agreements	—	—	42,978	—	425,000	—	425,000
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	180	—	1,781	—	1,781
Stock-based compensation	—	—	—	—	130,990	—	130,990
Restricted stock awards granted	—	—	3,792	—	—	—	—
Net loss	—	—	—	—	—	(656,495)	(656,495)
Balance at March 31, 2020	—	—	3,065,623	30	4,133,657	(6,964,686)	(2,830,999)
Common stock issued pursuant to subscription agreements	—	—	85,325	1	843,899	—	843,900
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	113	—	1,125	—	1,125
Stock-based compensation	—	—	—	—	571,691	—	571,691
Restricted stock awards granted	—	—	3,160	—	—	—	—
Restricted stock awards forfeited	—	—	(20,225)	—	—	—	—
Net loss	—	—	—	—	—	(1,269,784)	(1,269,784)
Balance at June 30, 2020	—	—	3,133,996	31	5,550,372	(8,234,470)	(2,684,067)
Common stock issued pursuant to subscription agreements	—	—	10,917	-	108,000	—	108,000
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	240	—	2,382	—	2,382
Stock-based compensation	—	—	—	—	435,415	—	435,415
Net loss	—	—	—	—	—	(1,708,163)	(1,708,163)
Balance at September 30, 2020	—	$—	3,145,153	$31	$6,096,169	$(9,942,633)	$(3,846,433)

Balance at December 31, 2020	—	$—	3,145,153	$31	$6,431,715	$(10,647,844)	$(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	—	—	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	—	—	369,884	—	369,884
Net loss	—	—	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	—	—	4,945,153	49	22,584,788	(13,027,115)	9,557,722

Restricted stock awards granted	—	—	15,000	1	(1)	—	—
Stock-based compensation	—	—	—	—	321,427	—	321,427
Net loss	—	—	—	—	—	(2,343,419)	(2,343,419)
Balance at June 30, 2021	—	—	4,960,153	50	22,906,214	(15,370,534)	7,535,730
Common stock issued pursuant to secondary offering, net of expenses	—	—	6,670,000	67	36,999,398	—	36,999,465
Cashless exercise of stock options and warrants	—	—	85,669	—	—	—	—
Stock-based compensation	—	—	—	—	141,773	—	141,773
Restricted stock awards forfeited	—	—	(640)	—	—	—	—
Net loss	—	—	—	—	—	(3,215,744)	(3,215,744)
Balance at September 30, 2021	—	$—	11,715,182	$117	$60,047,385	$(18,586,278)	$41,461,224

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,938,434)	$(3,634,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	129,600
Forgiveness of PPP loan	(61,816)	-
Stock-based compensation	833,084	1,138,096
Common stock issued in payment of consulting services and settlement of accounts payable	-	5,288
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(999,685)	(12,873)
Accounts payable and accrued expenses	(1,453,418)	1,140,300
Net cash used in operating activities	(9,620,269)	(1,234,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(503,764)	-
Proceeds from the issuance of debt	-	72,100
Proceeds from related party notes payable	100,000	-
Repayment of related party notes payable	(1,100,000)
Proceeds from the issuance of stock	-	1,376,900
Offering costs related to secondary offering	(3,020,535)	-
Proceeds from secondary offering of common stock	40,020,000	-
Offering costs related to initial public offering	(2,216,793)	-
Proceeds from initial public offering of common stock	18,000,000	-
Net cash provided by financing activities	51,278,908	1,449,000

Net change in cash	41,658,639	214,969
Cash, beginning of period	54,796	41,536
Cash, end of period	$41,713,435	$256,505

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$363,640	$—
Cash paid for taxes	$—	$—
Common stock issued in payment of consulting services and settlements of accounts payable	$—	$5,288
Deferred financing costs, included in accounts payable and accrued expenses	$—	$176,391
Debt issued in payment of consulting services and settlement of accounts payable	$—	$228,960

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Business

Virpax Pharmaceuticals, Inc. (“Virpax” or the “Company”) was incorporated on May 12, 2017 in the state of Delaware. Virpax is a company specializing in developing pharmaceutical products for pain management by using new drug delivery systems. Virpax has exclusive global rights to a proprietary patented Topical Spray Film Delivery Technology for osteoarthritis pain (“Epoladerm”). Virpax also has exclusive global rights to a proprietary patented injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (“Probudur”). Additionally, Virpax has exclusive global rights to a proprietary patented Nanomerics’ Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (“NES100”). NES100 would support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. Virpax will utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. While the Company is currently focused on the development of its non-opioid and non-addictive pain management pipeline of product candidates, the Company also plans on using its proprietary delivery technologies to develop anti-viral therapies (“AnQlar”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19).

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

The Company incurred a net loss of $7,938,434 and $3,634,442 for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $18,586,278 as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

On September 16, 2021, the Company announced the closing of an underwritten public offering of 6,670,000 shares of its common stock at a price of $6.00 per share (the “Underwritten Public Offering”). The gross proceeds from the Underwritten Public Offering were $40.0 million. The net proceeds of the Underwritten Public Offering were approximately $37.0 million after deducting underwriting discounts, commissions and offering expenses payable by the Company.

In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Management believes that current cash, including the proceeds from our initial public offering and the underwritten offering in September 2021, is sufficient to fund operations and capital requirements into 2024. Additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also has the ability to curtail spending in research and development activities in order to conserve cash.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at September 30, 2021, and its results of operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2020 and 2019 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Equivalent common shares
Stock options	669,067	486,101	669,067	486,101
Warrants	18,436	5,056	18,436	5,056
RRD note conversion	—	49,897	—	49,897

Cash — At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $41,713,435 and $54,796 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2021, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$421,742	$8,257
Prepaid research and development	1,092,890	-
Legal retainer	3,050	3,643
Consulting fees	34,250	5,838
Other prepaid expenses and current assets	7,666	534
	$1,559,598	$18,273

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and deferred CEO compensation	$69,898	$1,031,923
Research and development expenses	634,627	1,045,503
Insurance premiums	211,981	2,874
Legal expenses	872,795	437,471
Professional fees	9,882	253,462
Interest payable/accrued	-	270,000
Accounting consulting fees	2,054	45,904
Tax expenses	10,000	13,365
Other	571	15,422
	$1,811,808	$3,115,924

Note 5. Notes Payable

On October 1, 2018, the Company entered into a promissory note (the “2018 Promissory Note”), which promised to pay Anthony Mack, Chief Executive Officer and significant investor, the principal amount of $500,000, and bore interest at a rate of 11.19% per annum. The 2018 Promissory Note stated that the principal was due at the earlier of an event of default (as defined in the 2018 Promissory Note) and the first anniversary of the date of the 2018 Promissory Note. As of September 30, 2021, the Company had fully repaid the balance due of $500,000 on this promissory note with accrued interest of $166,296.

On January 15, 2019, the Company entered into a promissory note (the “2019 Promissory Note”), which promised to pay Anthony Mack the principal amount of $500,000, and bore interest at a rate of 11.19% per annum. The 2019 Promissory Note stated that the principal was due at the earlier of an event of default (as defined in the 2019 Promissory Note) and the first anniversary of the date of the 2019 Promissory Note. On April 6, 2020, the Company and Anthony Mack entered into an amendment to the 2019 Promissory Note which extended the maturity date from the first anniversary of the date of the 2019 Promissory Note to January 15, 2021, with all other terms remaining consistent. As of September 30, 2021, the Company had fully repaid the balance due of $500,000 on this promissory note with accrued interest of $149,977.

In January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000. These notes bore interest as a rate of 1.35% per annum and were subsequently fully repaid with proceeds from the IPO, including accrued interest of $122 and $41, respectively.

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

In February 2021, the Company fully paid the balance on its RRD Note of $528,024, including $34,544 of accrued interest, with proceeds from the Company’s IPO.

On May 4, 2020, the Company entered into a Promissory Note (the “PPP Note”) with PNC Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $72,100 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the period ending October 31, 2020. The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the note shall convert to an amortizing term loan and the Company will be required to make principal and interest payments in monthly installments beginning seven months from April 2020. The PPP Note matures in two years. The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against us, including the right to require immediate payment of all amounts due under the PPP Note. On July 2, 2021, the SBA notified the Company that the forgiveness amount totaled $61,816 and was recorded as other income within the statement of operations. The remaining balance of $10,284 was fully repaid by the Company during the quarter ended September 30, 2021.

The following table summarizes the Company’s notes payables:

	September 30, 2021
	Balance as of January 1, 2021	Debt Forgiveness	Notes Issued	Note Payments	Balance as of September 30, 2021
Related party notes payable
Anthony Mack 2018 Promissory Note	$500,000	$—	$—	$(500,000)	$—
Anthony Mack 2019 Promissory Note	500,000	—	—	(500,000)	—
Related party notes payable	—	—	100,000	(100,000)	—
Total related party notes payable	1,000,000	—	100,000	(1,100,000)	—
RRD Note	493,480	—	—	(493,480)	—
SBA PPP Loan	72,100	(61,816)	—	(10,284)	—
Total notes payable	1,565,580	(61,816)	100,000	(1,603,764)	—
Less: Current portion of notes payable	543,990	(61,816)	100,000	(582,174)	—
Total non-current portion of notes payable	$1,021,590	$—	$—	$(1,021,590)	$—

Interest expense was $93,640 and $129,600 for the nine months ended September 30, 2021 and 2020, respectively. Interest expense was $28,892 and $45,709 for the three months ended September 30, 2021 and 2020, respectively.

Note 6. Commitments and Contingencies

Employment Agreements

The Company has an employment agreement with Anthony Mack, the Company’s Chief Executive Officer (“CEO”), effective September 18, 2018. The agreement may be terminated by either party at any time upon written notice provided to the other party. Concurrent with the employment agreement, the CEO and the Company agreed to an Executive Confidentiality Agreement that contains standard non-closure and non-competition provisions. In the event we terminate the employment agreement other than for cause, or the CEO terminates the agreement for good reason, we will pay the CEO the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release form and the compliance by the CEO with the release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of employment. The Company’s Chief Executive Officer also elected to defer salary temporarily. Deferred compensation due to the Company’s Chief Executive Officer amounted to $0 and $1,005,000 as of September 30, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, the Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint (the “First Amended Complaint”) asserting the same three causes of action. Simultaneously with filing the original Complaint, Plaintiffs filed a motion to expedite, seeking a hearing on their prospective motion for a preliminary injunction, prohibiting Mr. Mack’s alleged violations of the Restrictive Covenants Agreement and prohibiting the alleged tortious interference. On March 22, 2021, Vice Chancellor Paul A. Fioravanti Jr. issued a scheduling order, setting forth terms which had been agreed to by the parties, under which oral argument on Plaintiffs’ proposed motion for preliminary injunction was scheduled for July 15, 2021. On May 18, 2021, the Vice Chancellor issued a revised scheduling order, also setting forth terms which had been agreed to by the parties, under which Plaintiffs agreed not to move for a preliminary injunction and a trial in the action was set for February 9-11, 2022. On September 28, 2021, Plaintiffs filed a Second Amended Verified Complaint asserting the same three causes of action as the prior complaints, as well as additional claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint, and subsequently withdrew a previously filed motion to dismiss the first Amended Complaint. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit at this time.

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

On February 19, 2021, the Company issued 1,800,000 shares of common stock related to the Company’s IPO, for net proceeds totaling $15,783,207, after deducting underwriting discounts and offering expenses. On September 16, 2021, the Company issued 6,670,000 shares of common stock related to the Company’s Underwritten Public Offering, for net proceeds totaling $36,999,465, after deducting underwriting discounts and offering expenses.

During the three and nine months ended September 30, 2020, the Company issued 10,917 and 139,220 shares of common stock for gross proceeds totaling $108,000 and $1,376,900, respectively. Anthony Mack, the Company’s CEO, and an immediate family member of Mr. Mack, purchased 40,450 and 8,999 of these shares of common stock for gross proceeds totaling $400,000 and $89,000, respectively, for the nine months ended September 30, 2020. There were no such purchases by the CEO and immediate family member during the three and nine months ended September 30, 2021. Also, the Company issued 45,448 shares of the Company’s common stock upon the exercise of 87,751 options in a cashless exercise during the three months ended September 30, 2021.

In addition, during the three and nine months ended September 30, 2020, the Company issued 240 and 533 shares of common stock in payment of consulting services and settlement of accounts payable totaling $2,382 and $5,288, respectively.

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

The Company issued 40,221 shares of the Company’s common stock upon the exercise of 76,620 warrants in a cashless exercise during the three months ended September 30, 2021. There were warrants to purchase 18,436 shares of the Company’s common stock outstanding at September 30, 2021.

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

There were 10,420 and 5,506 unvested restricted stock awards issued totaling $61,875 and $50,000 based on a fair value of the Company’s common stock on the date of grant, as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, there were no restricted stock awards granted and 640 and 0 of restricted stock awards were forfeited, respectively. The Company recognized $22,013 and $0 of stock based compensation for vested restricted shares during the three months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, there were 15,000 and 6,952 restricted stock awards granted, respectively, and 640 and 20,225 of restricted stock awards were forfeited, respectively. The Company recognized $57,425 and $156,250 of stock based compensation for vested restricted shares during the nine months ended September 30, 2021 and 2020, respectively.

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

On April 25, 2020, the Company amended and restated the Plan to grant stock options to non-employee directors. Stock options to purchase 20,225 shares of common stock shall automatically be granted under the Plan to each non-employee director who is first appointed or elected to the Board. In addition, on January 1 of each year, each then serving non-employee director of the Company shall automatically be granted under the Plan (i) that number of options having a value of $25,000 calculated on the grant date in accordance with the Black-Scholes option pricing model and shall be exercisable as to 100% of the number of shares of common stock covered thereby on the twelve-month anniversary of the grant date, and shall have an exercise price equal to 100% of the Fair Market Value (as defined in the Plan) of a share of Common Stock on the date of grant. Also, on January 1 of each year, each then serving member of the Science and Technology Committee of the Board (the “Science and Technology Committee”) shall automatically be granted stock options to purchase 2,022 shares of Common Stock under the Plan, and the Chair of the Science and Technology Committee shall be granted stock options to purchase an additional 3,033 shares of Common Stock under the Plan. These options have the same terms and conditions as the options granted to the non-employee directors noted above. Options due to directors for the year beginning January 1, 2021 pursuant to the Plan were granted on April 7, 2021.

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $141,773 and $435,415, respectively. The Company recorded $121,585 and $435,415 of this stock-based compensation within general and administrative expense and $20,189 and $0 within research and development expense on the accompanying statement of operations for the three months ended September 30, 2021 and 2020, respectively.

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $833,034 and $1,138,096, respectively. The Company recorded $794,462 and $1,138,096 of this stock-based compensation within general and administrative expense and $38,622 and $0 within research and development expense on the accompanying statement of operations for the nine months ended September 30, 2021 and 2020, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the nine months ended September 30, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2021	2020
Expected term (years)	5.75	5.24
Risk-free interest rate	1.04%	0.48%
Expected volatility	79.07%	68.50%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the stock option plan for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	236,458	$9.89	8.96	$-
Forfeited	(20,225)	9.89
Granted	269,868	9.89
Options outstanding at December 31, 2020	486,101	9.89	8.68	-
Forfeited	-	-
Exercised	(87,751)	9.89
Granted	270,717	4.62	-	-
Options outstanding at September 30, 2021	669,067	$7.75	8.59	$-
Options exercisable at September 30, 2021	415,394	$9.51	8.04	$-

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and year ended December 31, 2020 was $3.06 and $5.66, respectively.

As of September 30, 2021, there was $600,810 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 2.01 years.

Note 9. Related-Party Transactions

As discussed in Note 5, in October 2018 and January 2019 the Company issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company and were repaid with the net proceeds from the Company’s Underwritten Public Offering. In addition, in January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from the Company’s initial public offering.

As discussed in Note 6, the Company’s Chief Executive Officer elected to temporarily defer his salary. Deferred compensation due to the Company’s Chief Executive Officer amounted to $0 and $1,005,000 as of September 30, 2021 and December 31, 2020, respectively, which was repaid with the net proceeds from the Company’s secondary offering. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

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

License Agreement

On June 6, 2017, as a result of the Company’s exercise of the MedPharm Option under the MedPharm Research and Option Agreement, the Company entered into a license agreement, as amended on September 2, 2017 and October 31, 2017 (the “MedPharm License Agreement”), with MedPharm for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Diclofenac Epolamine (“Epoladerm”), that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses). Under the MedPharm License Agreement, the Company is required to make future milestone and royalty payments to MedPharm. We are obligated to make aggregate milestone payments to MedPharm of up to GBP 1.150 million upon the achievement of specified development milestones (payable in Great British Pounds). Additional milestone payments are due upon the achievement of certain development and commercial milestones achieved outside the United States, payable on a country by country basis. Royalty payments must be paid to MedPharm in an amount equal to a single-digit percentage of net sales of all MedPharm Product sold by us during the royalty term in the territory. Royalties shall be payable, on a country-by-country basis, during the period of time commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on December 4, 2028. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

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

Nanomerics License Agreement (AnQlar)

On August 7, 2020, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement”) for the exclusive North American license to develop and commercialize a High-Density Molecular Masking Spray (“AnQlar”) as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections in humans. Under the Nanomerics License Agreement, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company is also required to make aggregate milestone payments of up to $50 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice if the Company has not secured funding by the Funding Expiry Date (as defined in the Nanomerics License Agreement). On December 31, 2020, the Company amended the Nanomerics License Agreement to extend the Funding Expiry Date to March 31, 2021. Upon the closing of the Company’s IPO, the Funding Expiry Date provision was satisfied on February 19, 2021.

Nanomerics License Agreement (VRP324)

On September 17, 2021, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - VRP324”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. Under the Nanomerics License Agreement – VRP324, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company paid an upfront milestone payment upon signing of $200,000 and is required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if the Company concludes in writing to Nanomerics that the study aim has not been achieved or the Company notifies Nanomerics that it has decided against proceeding with a Phase III Clinical trial.

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

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution as prepayment for research services as well as $400,000 on July, 1 2021, and five quarterly payments of $270,000 initiating on September 1 2021. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. The Company recorded $600,000 in research and development expense for the three and nine months ended September 30, 2021 and $270,000 as a prepaid expense as of September 30, 2021 associated with this agreement.

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

Note 11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 15, 2021. The following are material subsequent events:

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

Overview

Company Overview

We are a preclinical-stage pharmaceutical company focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize the ability of each product candidate in our pipeline. Our drug-delivery systems, and drug-releasing technologies being developed are focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders to enhance patients’ quality of life.

We have exclusive global rights to develop, sell and export (among other rights) a proprietary patented nonsteroidal anti-inflammatory Topical Spray Film Delivery Technology for chronic osteoarthritis of the knee (“EpoladermTM”). We also have exclusive global rights to a proprietary patented injectable, long-acting, local anesthetic Liposomal Gel Technology for postoperative pain management (“LBL100” or “ProbudurTM”). Additionally, we have exclusive global rights to a proprietary patented Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver exogenous enkephalin for the management of acute and chronic pain, including pain associated with cancer (“EnveltaTM”) and for the management of Post-Traumatic Stress Disorder (“PES200”). Enkephalins are pain-relieving pentapeptides produced in the body, and function to inhibit neurotransmitters in the pathway for pain perception, thereby reducing the physical impact of pain. While the Company is currently focused on the development of its non-opioid and non-addictive pain management pipeline of product candidates, the Company also plans on using its proprietary delivery technologies to develop anti-viral therapies (“AnQlarTM”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19).

Epoladerm

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around joints and curved body surfaces. Our belief is based on, in part, an American College of Physicians and American Academy of Family Practice national guideline for the treatment of non-Low Back Musculoskeletal Pain which recommends topical nonsteroidal anti-inflammatory drugs (“NSAIDs”) as the first-line therapy in patients with acute pain from non-low back, musculoskeletal injuries. According to the new guideline, evidence shows that topical NSAIDs were among the most effective for pain reduction, physical function, treatment satisfaction, and symptom relief and were not associated with any significant side effects. The guideline was based on a systematic evidence review of the comparative efficacy and safety of non-pharmacological and pharmacological management of acute pain from non-low back, musculoskeletal injuries in adults in the outpatient setting and a systematic review of the predictors of prolonged opioid use.

Based on results from our recent non-clinical studies and further research of Epoladerm, we have determined that it is reasonable to focus our Epoladerm indication on chronic osteoarthritis of the knee, representing what we believe to be a better global market opportunity for us. Additionally, our ongoing IND enabling studies for Epoladerm will go uninterrupted pursuing the osteoarthritis indication.

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

We have initiated a series of IND enabling toxicity studies for Epoladerm which are expected to be completed by mid-2022. Upon successful completion of these studies, we intend to submit an IND application to the FDA, including a trial design for a Phase I study for chronic osteoarthritis of the knee.

Probudur

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

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution as prepayment for research services as well as $400,000 on July, 1 2021, and five quarterly payments of $270,000 initiating on September 1 2021. The Company also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. We recorded $600,000 in research and development expense for the three and nine months ended September 30, 2021 and $270,000 as a prepaid expense as of September 30, 2021 associated with this agreement.

Envelta

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

AnQlar

While we are currently focused on the development of our non-opioid and non-addictive pain management pipeline of product candidates, we also plan on using our proprietary delivery technologies to develop anti-viral therapies (“AnQlar”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19). AnQlar is our patented high-density intranasal molecular masking spray being developed as an anti-viral barrier that will be used as an adjuvant to barrier-based personal protective equipment. Our results from an animal study of AnQlar demonstrated inhibited viral replication and decreased levels of virus in animal brain tissue.

We submitted and received a written pre-investigational new drug (“pre-IND”) response from the FDA for AnQlar, in its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an over-the-counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as an intranasal protective that may limit transmission of the viruses to others. If we are able to successfully complete the required clinical trials for this product candidate, we intend to move forward and pursue an NDA for AnQlar as a once daily intranasal treatment. The FDA has indicated that, upon successful completion, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

In August 2021, we engaged Syneos Health to assist with the optimal clinical trial design based on an efficient timeline.

On August 25, 2021, we entered into a commercial manufacturing and supply agreement with Seqens, an integrated global leader in pharmaceutical solutions with 24 manufacturing sites worldwide and seven research and development facilities throughout the U.S. and Europe. The agreement with Seqens provides for both the supply material for our clinical studies as well as the long-term commercial supply of AnQlar. Seqens will conduct process development and validation of additional large scale commercial quantities of AnQlar at its facilities in Devens and Newburyport, Massachusetts.

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed by mid-2022. Upon successful completion of these studies, we intend to submit an IND application to the FDA, including a trial design for a Phase I study as an anti-viral therapy.

On October 19, 2021, we engaged Nanomerics to supply AnQlar for our planned IND enabling toxicology studies.

VRP324

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - VRP324”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. Under the Nanomerics License Agreement – VRP324, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – VRP324) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – VRP324 (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). We have the right to terminate the Nanomerics License Agreement – VRP324 upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that it has decided against proceeding with a Phase III Clinical trial.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the expected life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value our option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of options is estimated using the simplified method, as we have historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

Results of Operations

Three Months Ended September 30, 2021 and 2020

Operating expenses:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$1,551,570	$810,674	$740,896	91%
Research and development	1,698,204	851,780	846,424	99%
Total operating expenses	$3,249,774	$1,662,454	$1,587,320	95%

General and administrative expenses increased by $740,896, or 91%, to $1,551,570 for the three months ended September 30, 2021 from $810,674 for the three months ended September 30, 2020. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation efforts and general corporate purposes of $634,136, (ii) an increase in insurance costs related to directors’ and officers’ insurance of $274,496, (iii) an increase in salaries and wages of $104,686 attributable to new hires, and (iv) an increase in grant consulting of $47,128. This was offset by a decrease in stock based compensation of $268,698.

Research and development expenses increased by $846,424, or 99%, to $1,698,204 for the three months ended September 30, 2021 from $851,780 for the three months ended September 30, 2020. The increase was primarily attributable to an increase in pre-clinical activities related to Epoladerm of $566,531, Probudur of $11,157, VRP324 of $200,000, and AnQlar of $83,466. This was offset by a decrease in preclinical activity and milestone payments made for Envelta of $686,637.

As a result of the foregoing, our loss from operations for the three months ended September 30, 2021 was $3,249,774, compared to a loss from operations of $1,662,454 for the three months ended September 30, 2020.

Other expenses:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(28,892)	$(45,709)	$16,817	(37)%
Other income (expense)	62,922	-	62,922	100%
Total other expenses:	$34,030	$(45,709)	$79,739	(174)%

Interest expense decreased by $16,817, or 37%, to $28,892 for the three months ended September 30, 2021 from $45,709 for the three months ended September 30, 2020. The decrease was primarily the result of the repayment of a convertible promissory note in February 2021.

Other income (expense) increased by $62,922 for the three months ended September 30, 2021 primarily due to the forgiveness of our PPP loan.

Nine Months Ended September 30, 2021 and 2020

Operating expenses:

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$4,814,114	$2,321,509	$2,492,605	107%
Research and development	3,089,769	1,187,333	1,902,436	160%
Total operating expenses	$7,903,883	$3,508,842	$4,395,041	125%

General and administrative expenses increased by $2,492,605, or 107%, to $4,814,114 for the nine months ended September 30, 2021 from $2,321,509 for the nine months ended September 30, 2020. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated mainly with litigation efforts and legal costs associated with general corporate purposes of $1,891,801, (ii) an increase in insurance costs related to directors’ and officers’ insurance of $679,243, (iii) an increase in exchange listing fees of $96,958, and (iv) an increase in salaries and wages of $95,522. This was offset by a decrease in stock based compensation of $343,634 as compared to the prior period.

Research and development expenses increased by $1,902,436, or 160%, to $3,089,769 for the nine months ended September 30, 2021 from $1,187,333 for the nine months ended September 30, 2020. The increase was primarily attributable to (i) a $1,000,000 milestone payment made to Nanomerics and preclinical activity of $123,254 associated with AnQlar, (ii) increases in pre-clinical activity related to Epoladerm of $660,931, (iii) an increase in preclinical work in Probudur of $693,957, and (iv) a milestone payment of $200,000 due to VRP324. This was slightly offset by a decrease of $686,637 in pre-clinical activities associated with Envelta.

As a result of the foregoing, our loss from operations for the nine months ended September 30, 2021 was $7,903,883, compared to a loss from operations of $3,508,842 for the nine months ended September 30, 2020.

Other expenses:

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(93,640)	$(129,600)	$35,960	(28)%
Other income (expense)	59,089	4,000	55,089	1,377%
Total other expenses:	$(34,551)	$(125,600)	$91,049	(72)%

Interest expense decreased by $35,960, or 28%, to $93,640 for the nine months ended September 30, 2021 from $129,400 for the nine months ended September 30, 2020. The decrease was primarily the result of the repayment of a convertible promissory note in February 2021.

Other income (expense) increased by $55,089 for the nine months ended September 30, 2021 primarily due to the forgiveness of our PPP loan.

Liquidity and Capital Resources

Nine Months Ended September 30, 2021 and Year Ended December 31, 2020

Capital Resources

	September 30,	December 31,	Change
	2021	2020	Dollars	Percentage
Current assets	$43,273,033	$73,069	$43,199,964	59,122%
Current liabilities	1,811,809	3,659,912	(1,848,103)	(50)%
Working capital	41,461,224	(3,586,843)	45,048,067	(1,256)%

As of September 30, 2021, our principal source of liquidity was our cash, which totaled $41,713,435. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Equity Financings

During the three and nine months ended September 30, 2020, we issued 10,917 and 139,220 shares of common stock for gross proceeds totaling $108,000 and $1,376,900.

On February 16, 2021, we closed an initial public offering of 1,800,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $15.8 million, after deducting underwriting discounts and offering expenses. We intend to use substantially all of the net proceeds from the offering to fund research and development of our Epoladerm, Probudur, Envelta and AnQlar indications and other development programs, and for working capital and other general corporate purposes.

In conjunction with our initial public offering, we amended our Certificate of Incorporation to increase the number of shares of common stock and preferred stock we are authorized to issue to 100,000,000 and 10,000,000, respectively.

On September 16, 2021, we issued 6,670,000 shares of common stock related to our underwritten offering, for net proceeds totaling $37.0 million, after deducting underwriting discounts and offering expenses. We intend to use substantially all of the net proceeds from the underwritten offering to fund research and development of all our product candidates and other development programs, the repayment of our promissory notes and deferred compensation, and for working capital and other general corporate purposes.

Debt

Promissory Notes

On October 1, 2018, we issued a promissory note, as amended (the “2018 Promissory Note”), pursuant to which we were obligated to pay Anthony Mack, our Chairman and Chief Executive Officer, the principal amount of $500,000 that bore interest at a rate of 11.19% per annum. The 2018 Promissory Note had a maturity date of the earlier of an Event of Default (as defined in the 2018 Promissory Note) and January 15, 2022. As of September 30, 2021, we had fully repaid the balance due of $500,000 on this promissory note with proceeds from the underwritten offering with accrued interest of $166,296.

On January 15, 2019, we issued a promissory note, as amended (the “2019 Promissory Note”), pursuant to which we were obligated to pay Mr. Mack the principal amount of $500,000 that bore interest at a rate of 11.19% per annum. The 2019 Promissory Note had a maturity date of the earlier of an Event of Default (as defined in the 2019 Promissory Note) and January 15, 2022. As of September 30, 2021, we had fully repaid the balance due of $500,000 on this promissory note with proceeds from the underwritten offering with accrued interest of $149,977.

In January 2021, we issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, our Chief Financial Officer, for $25,000. These notes were subsequently repaid with proceeds from the initial public offering in February 2021.

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

The PPP Loan proceeds were available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to our full time headcount during the period ending October 31, 2020. On July 2, 2021, we were notified by the Small Business Administration that the forgiveness amount totaled $61,816 and was recorded as other income within the statement of operations. The remaining balance of $10,284 was repaid during the quarter ended September 30, 2021.

Cash Flows

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2021	2020
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(9,620,269)	$(1,234,031)
Financing activities	51,278,908	1,449,000
Increase in cash	$41,658,639	$214,969

Operating Activities

For the nine months ended September 30, 2021, cash used in operations was $9,620,269 compared to $1,234,031 for the nine months ended September 30, 2020. The increase in cash used in operations was primarily the result of the increase in net loss, decrease in accounts payable balances, and an increase in prepaid insurance premiums and prepaid research and development.

Financing Activities

Cash provided by financing activities was $51,278,908 during the nine months ended September 30, 2021, attributable primarily to net proceeds received from our initial public offering in February 2021 of $15,783,207 and the underwritten offering in September 2021 of $36,999,465, after deducting underwriting discounts and offering expenses. These proceeds were offset by the repayment in full of our RRD Note of $493,480 in February 2021 and repayments of our promissory notes and PPP loan of an aggregate of $1,503,764. Cash provided by financing activities was $1,449,000 during the nine months ended September 30, 2020, attributable to $1,376,900 from the sale of 139,220 shares of our common stock as well as proceeds received from our PPP loan of $72,100.

Future Capital Requirements

We expect that our existing cash will be sufficient to fund our operations, future research and development, and general working capital through at least one year from the issuance of its financial statements. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs to defend litigation;

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

We incurred a net loss of $7,938,434 and $3,634,442 for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $18,586,278 as of September 30, 2021. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and offering in September 2021, raising net proceeds of $15,783,207 and $36,999,465, respectively. Our cash on hand as of September 30, 2021 was $41,713,435.

Management believes that current cash, including the proceeds from our initial public offering and the underwritten offering in September 2021, is sufficient to fund operations and capital requirements into 2024. Additional financings will be needed by us to fund our operations, to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also have the ability to curtail spending in research and development activities in order to conserve cash.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, the Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint (the “First Amended Complaint”) asserting the same three causes of action. Simultaneously with filing the original Complaint, Plaintiffs filed a motion to expedite, seeking a hearing on their prospective motion for a preliminary injunction, prohibiting Mr. Mack’s alleged violations of the Restrictive Covenants Agreement and prohibiting the alleged tortious interference. On March 22, 2021, Vice Chancellor Paul A. Fioravanti Jr. issued a scheduling order, setting forth terms which had been agreed to by the parties, under which oral argument on Plaintiffs’ proposed motion for preliminary injunction was scheduled for July 15, 2021. On May 18, 2021, the Vice Chancellor issued a revised scheduling order, also setting forth terms which had been agreed to by the parties, under which Plaintiffs agreed not to move for a preliminary injunction and a trial in the action was set for February 9-11, 2022. On September 28, 2021, Plaintiffs filed a Second Amended Verified Complaint asserting the same three causes of action as the prior complaints, as well as additional claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint, and subsequently withdrew a previously filed motion to dismiss the first Amended Complaint. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit at this time.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021. There have been no other material changes to our risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished, not filed.
†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

VIRPAX PHARMACEUTICALS, INC.

Date: November 15, 2021	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)