Form 10-K
period 2021-12-31
Virpax Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1708331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,366,876 based on the closing sale price on June 30, 2021, as reported on the NASDAQ Capital Markets.

As of March 31, 2022 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 11,714,885.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIRPAX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on Form 10-K may include, for example, statements about:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth;

●	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies, including impacts on our supply chain; and.

●	the outcome of certain current litigation in which we and our Chief Executive Officer are named as defendants (see “Item 3—Legal Proceedings” for more information on our current litigation.

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

Our Company

We are a preclinical-stage pharmaceutical company focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize each product candidate in our pipeline. Our drug-delivery systems, and drug-releasing technologies being developed are focused on advancing non-opioid and non-addictive pain management treatments and treatments for central nervous system (“CNS” disorders to enhance patients’ quality of life.

We have exclusive global rights to the following proprietary patented technologies: (i) Topical Spray Film Delivery Technology for osteoarthritis pain (Epoladerm™), (ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (Probudur™), and (iii) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™). Envelta would support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. We will utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive worldwide rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. While we are currently focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop our anti-viral therapy (AnQlar™) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (“COVID 19”) which we currently have exclusive global rights.

Our Portfolio

Our portfolio currently consists of multiple preclinical stage product candidates: Epoladerm, Probudur, Envelta, PES200, AnQlar and VRP324. In the accompanying section we will describe each product candidate, its benefits, and our market strategy for each product candidate. The dates reflected in the below table are estimates only, and there can be no assurances that the events included in the table will be completed on the anticipated timeline presented, or at all.

1	We are also developing Envelta for a second indication, PES200, which utilizes the same delivery mechanism as Envelta. PES200 enables the delivery of a metabolically labile peptide drug (Enkephalin) into the brain for post-traumatic stress disorder. Further, we completed in-vitro, ex-vivo and in-vivo studies with AnQlar which demonstrated a reduction in infectivity from Influenza and SARS-CoV-2. AnQlar also demonstrated reduced brain viral load in the in-vivo study. VRP324 is being developed to treat seizures associated with Dravet and Lennox-Gastaut Syndromes in patients two years and older.

Diclofenac Epolamine Spray Film (Epoladerm)

We plan to develop and market Epoladerm as a once daily topical nonsteroidal anti-inflammatory drug (“NSAID”) treatment for chronic osteoarthritis of the knee. Based on results from our recent non-clinical studies and further research of Epoladerm, we have determined that it is reasonable to focus our Epoladerm indication on chronic osteoarthritis of the knee, representing what we believe to be a better global market opportunity for us. We believe Epoladerm’s proprietary spray film technology may lead to adhesion capabilities superior to those of transdermal patches (e.g. Epoladerm does not require any tape reinforcement), while maintaining comparable skin absorption capabilities to transdermal patches currently on the market. Specifically, because the Epoladerm technology does not require a patch to deliver the drug through the skin, we believe Epoladerm may have better adhesion to the skin and may have better accessibility, particularly around joints and other curved body surfaces. Additionally, because Epoladerm is a spray, we believe it will be more aesthetically appealing than transdermal patches. As a spray, Epoladerm was studied in ex-vivo skin studies (skin from abdominoplasty) and recent studies indicate drying times of approximately 120 seconds for chronic osteoarthritis of the knee. Unlike other topical NSAIDs, Epoladerm does not require physical handling of the actual drug and enables dosing that provides an accurate amount of active ingredient per spray application. If commercialization is obtained, we plan to target our marketing and selling efforts on pain management clinics and high-prescribing healthcare practitioners including orthopedic surgeons, rheumatologists, physical medicine and rehabilitation specialists and primary care within the $7.3 billion (as of 2020) transdermal and topical non-opioid pain market.

Image 1, below, displays the expected delivery system of Epoladerm for the treatment of chronic osteoarthritis of the knee:

Image 1

When discussing nonopioid treatments for chronic pain, the Centers for Disease Control (“CDC”) notes clinicians should consider topical agents as alternative first-line analgesics, thought to be safer than systemic medications. In an August 18, 2020 article appearing in the Annals of Internal Medicine, the American College of Physicians and the American Academy of Family Physicians announced a joint clinical guideline, “Nonpharmacologic and Pharmacologic Management of Acute Pain from Non-Low Back, Musculoskeletal Injuries in Adults,” whereby they recommend topical NSAIDs as first-line therapy for patients experiencing pain from non-low back, musculoskeletal injuries. The clinical guideline also recommends that clinicians not prescribe opioids for these injuries except in cases of severe injury or if patients cannot tolerate first-line therapeutic options.

As a result of pre-investigational new drug (“IND”) review, we believe it is reasonable for us to pursue a 505(b)(2) accelerated new drug application (“NDA”) for Epoladerm. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

In December 2021, we completed a single dose pharmacokinetic study of dermal administration of Epoladerm in minipigs as part of the required IND enabling trials. Single-dose transdermal delivery of Epoladerm was well-tolerated in all minipigs and no treatment-related clinical observations, changes in body weight, or dermal irritation were observed. All Epoladerm treated animals had plasma levels of Epoladerm confirming transdermal absorption. The maximum plasma concentration (Cmax) was reached at four hours post-dose, and plasma Epoladerm remained at 24-hour post-dose for all animals.

On December 17, 2021, we executed a clinical trial agreement with Altasciences Company, Inc., a leading clinical trial services company, for a First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis of the knee. The study is planned to take place in Canada with a Clinical Trial Application (“CTA”) filing. Original enrollment of the first patient was anticipated to start in the second quarter of 2022. However, due to a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, enrollment is now anticipated to start in the second half of 2022.

In January 2022, we reported results of four preclinical dermal safety studies for Epoladerm. Researchers concluded that once daily dermal administration of Epoladerm for 28 days was well-tolerated with no serious treatment related adverse effects. The studies were performed by Charles River Laboratories, a well-known clinical research organization. The studies included a skin irritation study in rabbits, a dermal sensitization assessment in guinea pigs, and a phototoxicity assay in mouse fibroblasts. Epoladerm was well tolerated in each of the studies and no reportable dermal irritation, dermal sensitization or phototoxicity was observed.

The successful completion of the above studies has allowed us to initiate the drafting of the IND submission documents that would accompany the IND application to the FDA, including a trial design for a Phase I study for chronic osteoarthritis of the knee. In addition, we have scheduled a series of pre-clinical studies for this chronic use indication to run in parallel with our anticipated Phase I study for Epoladerm. The filing of the IND application would follow the anticipated First-in-Human study in Canada noted above and we plan to submit the results of this study to facilitate a more robust submission.

Long-acting Bupivacaine Liposomal-gel 3.0% (LBL100 or ProbudurTM)

Probudur is a drug product candidate based on a unique liposomal delivery system utilizing large multi-vesicular vesicles (“LMVVs”) encapsulating a high dose of the local anesthetic bupivacaine. These drug-loaded liposomes are composed of lecithin and cholesterol which are GRAS by the FDA. These LMVVs are embedded in hydrogel beads to form a Lipogel. The system delivers a local analgesic medicine from the Lipogel. Early non-clinical animal studies produced data which suggests that Probudur may be able to provide improved onset, duration and peak performance properties as compared to a similar product on the market. The animal studies were conducted by administering Probudur by local infiltration of the surgical site which resulted in keeping the active ingredient localized at the surgical site for a longer period of time. Four trials were conducted using three animal models. Data from these animal studies showed that after treatment with Probudur (50 mg/kg), statistically significant analgesic activity (measured as threshold pressure at animal’s withdrawal of the treated extremity) was observed in comparison to control (vehicle), for as long as 96 hours post-treatment (22.33±3.67g vs 5.00±0.58g; p<0.05), which is 24 hours longer than the leading product on the market.

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

Image 2 below illustrates the results of the early animal studies of Probudur:

Image 2

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

Image 3, below, displays the planned delivery of Probudur at the wound site:

Image 3

We originally engaged Charles River Laboratories to perform seven preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability for manufacturing purposes and to possibly extend the lifetime of a relevant patent. We believe that once we complete this formula enhancement as well as the required IND Enabling studies we may be allowed to transition directly to a Phase II study.

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”). Under the June 2021 Yissum Research Agreement, we will provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed in the fourth quarter of 2022.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (“Lipocure,” and the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we will provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $200,000 upon execution as prepayment for research services as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed in the fourth quarter of 2022.

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

We believe we have identified a large unmet need and market opportunity for current prescribers of opioids, including pain and hospice treatment centers. Currently, these prescribers may be using morphine-like opioids, which target three opioid receptors: mu, delta and kappa. Most analgesics used clinically target mu receptor, however, this receptor is also responsible for the majority of undesirable side effects associated with opioids. Currently, enkephalins are limited in their therapeutic potential by their pharmacokinetic profiles due to their inability to cross the blood-brain barrier to reach opioid receptors located in the central nervous system. However, we believe Envelta’s novel nasally delivered formulation, based on early animal studies, enhances enkephalin transport to the brain by protecting the drug in a molecular envelope (MET), facilitating its crossing of the blood-brain barrier. Enkephalins bind predominantly to the delta-receptor which is typically not associated with the dangers associated with opioids. We believe Envelta may have analgesic potential without opioid tolerance, and has not exhibited any indications of withdrawal, respiratory depression, euphoria, or addiction in the early animal studies. A study published in Proceedings of the National Academy of Sciences (PNAS) indicates, “Delta opioid receptors have a built-in mechanism for pain relief and can be precisely targeted with drug-delivering nanoparticles, making them a promising target for treating chronic inflammatory pain with fewer side effects.” There can be no assurances, based on these preclinical animal studies, that Envelta will be safe and effective in human trials.

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

Image 4 and Image 5, below, display the planned delivery of enkephalin peptide nanoparticles to the brain via the olfactory route:

Image 4

Image 5

Image 6 below illustrates the concept Envelta delivery device:

Image 6

We may also develop Envelta for a second indication utilizing the same delivery mechanism as Envelta, which we refer to as PES200. PES200 enables the delivery of a metabolically labile peptide drug (Enkephalin) into the brain and is also covered under the same intellectual property listed elsewhere in this Annual Report on Form 10-K for Envelta. We believe PES200’s capabilities and attributes are the same as Envelta. Our plan is to validate proof-of-concept followed by IND-enabling studies for the development of a novel enkephalin-based formulation to treat Post-Traumatic Stress Disorder.

On August 25, 2020, we entered into a cooperative research and development agreement with the National Center for Advancing Translational Sciences (“NCATS”) (the “CRADA”), an institute/center of the National Institutes of Health (“NIH”), U.S. Department of Health and Human Services. This collaboration is for the continued development of Virpax’s product candidate, Envelta, an intranasal peptide, for the management of acute and chronic non-cancer pain. The term of the CRADA is for a period of four years from the effective date of the agreement and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic for acute and chronic non-cancer pain, and for studies to further develop Envelta through IND enabling studies.

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a CRADA entered into by us and the NCATS. We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, two of the four planned initial in vitro studies have been successfully completed. These pre-clinical studies under the CRADA will be conducted through 2022.

In early 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings.

High-Density Molecular Masking Spray Formulation for the Prevention of Respiratory Viruses (AnQlar)

AnQlar is a high-density molecular masking spray we plan to develop as an anti-viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. We intend for this formulation to be delivered using a preassembled device and cartridge to propel the high-density molecular spray formulation into the nose. We intend for AnQlar to be used as a nasal powder spray to potentially prevent viral binding to epithelial cells in the nasal cavity and the upper respiratory tract, potentially reducing respiratory related infections.

As an addition to standard personal protective equipment, we believe AnQlar may offer an additional layer of protection, in the form of a molecular mask, to protect healthcare workers and those at risk of serious disease from viral infections. AnQlar has completed IND-enabling toxicology studies and ex-vivo studies which demonstrated a reduction in infectivity from respiratory viruses like influenza and SARS-CoV-2. During the ex-vivo study, in the presence of AnQlar, SARS-CoV-2 viral replication inhibition was observed in a bronchial epithelial model reconstituted from healthy human donor cells. Virus replication was evaluated using RT-qPCR. The data was presented as a number of viral copies per ml. A lower viral yield was detected in the cultures treated with AnQlar than in the control with phosphate buffered saline (“PBS”) after 72 hours of infection. We plan to market AnQlar to first responders, healthcare workers, clinics, military forces, transplant and other immune compromised or at risk patients within the $13 billion (as of 2019) anti-viral market.

Image 7 below illustrates the results of the AnQlar IND-enabling toxicology studies ex-vivo:

Image 7

A lower viral yield was detected in the cultures treated with AnQlar than in the control with Phosphate Buffered Saline (“PBS”) after 72 hours of infection.

We submitted and received a written pre-IND response from the FDA for AnQlar. In its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an over the counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as an intranasal protective that may limit transmission of the viruses to others. If we are able to successfully complete the required clinical trials for this product candidate, we intend to move forward and pursue an NDA for AnQlar as a once daily intranasal treatment. The FDA has indicated that, upon successful completion, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

In August 2021, we engaged Syneos Health to assist with the optimal clinical trial design for AnQlar based on an efficient timeline.

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed during the middle of 2022. Upon successful completion of these studies, we intend to submit an IND application to the FDA, including a trial design for a Phase I study as an anti-viral therapy.

On October 19, 2021, we engaged Nanomerics to supply AnQlar for our planned IND enabling toxicology studies.

VRP324

VRP324 is an investigational formulation to be delivered via the nasal route to enhance CBD transport to the brain. VRP324 uses a preassembled device and cartridge to propel the CBD powder formulation into the nose to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. VRP324 is being developed in conjunction with Nanomerics.

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

As of September 14, 2021, our portfolio of owned and licensed patents and pending patent applications consisting of 8 issued U.S. patents, 1 pending U.S. patent application, 1 pending Patent Cooperation Treaty (“PCT”) application, 25 issued patents and 2 pending foreign applications. These include US Patent Nos. 7,741,474, 8,470,371, 10,213,474, 8,278,277, 8,920,819, 9,713,591, 8,349,297 and 8,695,592 as well as patents in Europe, Canada, Japan, China, Australia, New Zealand, Russia and South Korea. Below is a breakdown of patents by product:

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

Probudur

The product candidate is covered by US Patent No. 9,713,591 (expires July 24, 2030) as well as a European patent (expires October 11, 2029) and a Chinese patent (expires October 11, 2029). There is also a pending US application which is a continuation of US Patent No. 10,842,745. There is a second issued US patent, US Patent No. 9,713,591. The patents contains composition claims to pharmaceutical compositions having an external storage solution containing an active pharmaceutical ingredient and particles of liposomes embedded in a polymeric matrix contained within the storage solution.

Envelta

The product candidate is covered by the following patent families which protect the chemistry of the MET polymer and its use in pharmaceutical products: Patent Family 1 includes US Patent No. 7,741,474 (expires March 18, 2026), and a Japanese Patent, Canadian Patent and European Patent (all which expire September 22, 2023). This patent family covers carbohydrate polymers with hydrophobic and hydrophilic side-groups suitable for solubilizing, for example, hydrophobic drugs.

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

Patent Family 3 includes US Patent Nos. 8,278,277 (expires August 16, 2030) and 8,920,819 (expires April 29, 2029), a Canadian patent (expires March 1, 2030) and a pending European application (which would expire March 1, 2030). This family covers lipophilic derivatives of hydrophilic drugs comprising a hydrophilic drug and a cleavable linker as well as methods of treatment using these compositions. In particular, the patents relate to compositions of a lipophilic derivative of the hydrophilic neuropeptide Leucine [5]-Enkephalin and an amphiphile compound, where the derivative includes a lipophilic linker attached to the side chain oxygen of the tyrosine in the Leucine [5]-Enkephalin, and where the amphiphile compound is quaternary palmitoyl glycol chitosan (GCPQ).

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

AnQlar

This product candidate is specifically covered by a PCT application WO 2022/043678A1 which describes a molecular masking spray for use as an anti-viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. Depending on the formulation and mode of administration of AnQlar, the product candidate may also be covered by many of the patents and patent application which cover Envelta.

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

License Agreement (Epoladerm)

On June 6, 2017, as a result of our exercise of the MedPharm Option under the MedPharm Research and Option Agreement, we entered into a license agreement, as amended on September 2, 2017 and October 9, 2017 (the “MedPharm License Agreement”), with MedPharm for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Epoladerm and OSF200, that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses). Under the MedPharm License Agreement, we are required to make future milestone and royalty payments to MedPharm. We are obligated to make aggregate milestone payments to MedPharm of up to £1.15 million upon the achievement of specified development milestones (payable in Great British Pounds). Royalty payments must be paid to MedPharm in an amount equal to a single-digit percentage of net sales of all MedPharm Product sold by us during the royalty term in the territory. Royalties shall be payable, on a country-by-country basis, during the period of time commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on December 4, 2028. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

LipoCureRX, Ltd. (Probudur)

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

On June 29, 2021, we entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure. Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

Nanomerics Ltd.

Nanomerics Collaboration Agreement (Envelta)

On April 11, 2019, we entered into an exclusive collaboration and license agreement, as amended (the “Nanomerics Collaboration Agreement”), with Nanomerics Ltd. (“Nanomerics”), a company organized and existing under the laws of United Kingdom, for the exclusive world-wide license to develop and commercialize products, including Envelta, which contain hydrophilic neuropeptide Leucin5-Enkephalin and an amphiphile compound which is quaternary ammonium palmitoyl glycol chitosan, and to engage in a collaborative program utilizing Nanomerics’ knowledge, skills and expertise in the clinical development of products and in attracting external funding for such development. The Nanomerics Collaboration Agreement was also amended to include a program for the pre-clinical development of a product for post-traumatic stress disorder.

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

Nanomerics License Agreement (AnQlar)

On August 7, 2020, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement”) for the exclusive North American license to develop and commercialize a High-Density Molecular Masking Spray (AnQlar) as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections in humans. Under the Nanomerics License Agreement, we were required to make royalty payments and milestone payments upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041).

On March 9, 2022, we entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded our North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, we would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics $1,500,000.

Nanomerics License Agreement - VRP324

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - VRP324”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Under the Nanomerics License Agreement – VRP324, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – VRP324) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – VRP324 (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). We have the right to terminate the Nanomerics License Agreement – VRP324 upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that we have decided against proceeding with a Phase III Clinical trial.

Yissum

Research Agreement

On June 30, 2021, we entered into an Agreement for Rendering of Research Services (the “June 2021 Yissum Research Agreement”) with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”). Under the June 2021 Yissum Research Agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Yissum for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. Each party will be entitled to terminate the agreement in the event of a breach by the other party of its obligations under the agreement, including, but not limited to, any payment failure, which is not remedied by the breaching party within 30 days of receipt of written notice from the non-breaching party. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end of 2022.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, we entered into the CRADA with NCATS. This collaboration is for the continued development of our product candidate, Envelta, an intranasal peptide, for the management of acute and chronic non-cancer pain. The term of the CRADA is for a period of four years from the effective date of the agreement and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic for acute and chronic non-cancer pain, and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form.

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

Sales and Marketing

If Epoladerm, Probudur, Envelta, PES200, AnQlar and/or VRP324 are approved, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to pain management clinics and specialists, general and orthopedic surgeons, anesthesiologists, primary care physicians (“PCPs”), Nurse Practitioners (“NPs”), oncologists, and neurologists.

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

Competition

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. We will continue to face competition from various global pharmaceutical, biotechnology, specialty pharmaceutical and generic drug companies that engage in drug development activities. Our key competitors include Pacira Biosciences, Inc. (which developed EXPAREL®) and Horizon (which developed Pennsaid®). Many of our competitors have similar products that focus on the same diseases and conditions that our current and future pipeline product candidates address. Many of our competitors have greater financial flexibility to deploy capital in certain areas as well as more commercial and other resources, marketing and manufacturing organizations, and larger research and development staff. As a result, these companies may be able to pursue strategies or approvals that we are not able to finance or otherwise pursue and may receive FDA, or other applicable regulatory approvals more efficiently or rapidly than us. Also, our competitors may have more experience in marketing and selling their products post-approval and gaining market acceptance more quickly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our product candidates could become less competitive if our competitors are able to license or acquire technology that is more effective or less costly and thereby offer an improved or a cheaper alternative to our product candidates.

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

Sunshine laws, including the Federal Open Payments law enacted as part of the ACA, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals, and in the case of some state sunshine laws, restrict or prohibit certain such payments. Pharmaceutical manufacturers are required to submit reports to the government by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission and may result in liability under other federal laws or regulations. Certain states and foreign governments require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees and Labor Relations

As of March 31, 2022, we have a total of 7 full time employees and one employee working as a contractor. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our current relations with our employees to be good.

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

Item 1A. RISK FACTORS

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional unanticipated or unknown risks and uncertainties may exist that could also adversely affect our business, operations and financial condition in ways that are unknown to us or unpredictable. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Summary of Risks Associated with Our Business

Our business and an investment in our company is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. Some of these risks include:

●	We are a pre-revenue company with a limited operating history;

●	We may not be able to successfully develop or commercialize new product candidates or do so on a timely or cost-effective basis;

●	Our business may be negatively affected by the impacts of COVID-19;

●	Our business may be negatively affected by ongoing litigation;

●	We depend on a limited number of product candidates and our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval;

●	We are, and will continue to be in the future, a party to legal proceedings that could result in adverse outcomes;

●	Our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;

●	We may experience failures of or delays in clinical trials which could jeopardize or delay our ability to obtain regulatory approval and commence product sales;

●	We face intense competition from both brand and generic companies which could limit our growth and adversely affect our financial results;

●	We are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;

●	We may not be able to develop or maintain a sales capabilities or effectively market or sell any products that we may successfully commercialize;

●	Manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;

●	Our profitability will depend on coverage and reimbursement by third-party payors, and healthcare reform and other future legislation may lead to reductions in coverage or reimbursement levels;

●	We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented;

●	We currently, and may in the future need to, license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms;

●	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our products and product candidates;

●	If we fail to comply with our obligations under any of our third-party agreements, we could lose license rights that are necessary to develop our product candidates; and

●	Our directors, executive officers and certain stockholders (one of which is an affiliate of our Chief Executive Officer) own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to stockholder approval.

Risks Related to Our Financial Position and Need for Additional Capital

We are a preclinical stage biopharmaceutical company with a limited operating history.

We were established and began operations in 2017. Our operations to date have been limited to financing and staffing our company, licensing product candidates, conducting preclinical trials of Epoladerm for chronic osteoarthritis of the knee, Probudur for postoperative hip and knee replacement pain management, Envelta for the management of acute and chronic pain, including pain associated with cancer, AnQlar as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and VRP324 to potentially treat seizures associated with TSC, Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially preclinical stage pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;

●	successfully manufacture our clinical product candidates and establish commercial supply;

●	successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of our product candidates;

●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team;

●	secure acceptance of our product candidates in the medical community and with third-party payors and consumers;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

If we cannot successfully execute any one of the foregoing, our business may fail and your investment will be adversely affected.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $12.1 and $4.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $22.7 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Epoladerm, Probudur, and Envelta through preclinical development, complete clinical trials, seek regulatory approval and commercialize Epoladerm, Probudur, Envelta, AnQlar and VRP324, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	are required by the FDA, to complete Phase 2 trials to support an NDA for Epoladerm, Probudur, Envelta, AnQlar, and VRP324;

●	are required by the FDA to complete Phase 3 trials to support NDAs for Epoladerm, Probudur, Envelta, AnQlar, and VRP324;

●	establish a sales, marketing and distribution infrastructure to commercialize our drugs, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

●	acquire or in-license or invent other product candidates or technologies.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of and launch and commercialize our product candidates if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of Epoladerm, Probudur, Envelta, AnQlar, and VRP324 and may also need to raise additional funds sooner to pursue a more accelerated development of Epoladerm, Probudur, Envelta, AnQlar, and VRP324. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

At December 31, 2021, we had cash of $36.8 million. We believe that our existing cash, will enable us to fund our operating expense requirements for at least 12 months from the filing of this annual report. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for Epoladerm, Probudur,Envelta, AnQlar and VRP324 or any other future product candidates;

●	clinical development plans we establish for Epoladerm, Probudur, Envelta, AnQlar and VRP324 and any other future product candidates;

●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;

●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

●	effects of competing technological and market developments;

●	costs and timing of the implementation of commercial-scale manufacturing activities;

●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	cost associated with being a public company; and.

●	costs associated with litigation.

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

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2021, we had NOLs of approximately $19,974,000 for federal and state income tax purposes. Our federal NOL of $19,974,000 includes $326,000 which expires in 2037, and the remaining NOL has an indefinite carryover period, and our state NOL’s of $19,974,000 expire from 2037 through 2041.

Under TCJA (defined below), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2021, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2021, may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

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

We examined the application of Section 382 and Section 383 with respect to ownership changes that took place during 2021, as well as the limitation on the application of net operating loss carry forwards. We determined that a more than 50% ownership change occurred on September 16, 2021. We also determined that the recent change in ownership limits our usage of net operating loss, other carry forwards and tax credits as of the change in ownership date to an annual amount of $4.1 million. Our net carryforwards and tax credits may be further limited in the future if additional ownership changes occur.

Our business, financial condition and results of operations may be adversely affected if we are unsuccessful in our current litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc.

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint. On March 21, 2022, Plaintiffs filed a motion for leave to file a Third Amended Complaint. The proposed Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit at this time.

Defending this lawsuit may cause us to incur significant legal expenses. Furthermore, in the event that we are unsuccessful in the defense of this lawsuit, we could be required to pay damages which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, Epoladerm, Probudur, Envelta, AnQlar and VRP324 may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

●	obtaining regulatory approval to commence a trial;

●	reaching an agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board (“IRB”), approval at each site, or Independent Ethics Committee (“IEC”), approval at sites outside the United States;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;

●	having patients complete a trial or return for post-treatment follow-up;

●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing patient safety concerns that arise during the course of a trial;

●	adding a sufficient number of clinical trial sites; or

●	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

Furthermore, inflation can adversely affect us by increasing the costs of clinical trials, the research and development of our product candidates, as well as administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Epoladerm, Probudur, Envelta, AnQlar and VRP324 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or another product candidate, which would significantly harm our business, results of operations and prospects.

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

If we are unable to file for approval of Epoladerm, Probudur and VRP324 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for Epoladerm, Probudur and VRP324 include efforts to minimize the data we will be required to generate in order to obtain marketing approval and therefore reduce the development time. We intend to file Section 505(b)(2) NDAs for Epoladerm, Probudur and VRP324 that might, if accepted by the FDA, save time and expense in the development and testing of these indications.

The timeline for filing and review of our NDAs for Epoladerm,Probudur and VRP324 is based on our plan to submit the NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

We may not be able to realize a shortened development timeline for Epoladerm, Probudur and VRP324, and the FDA may not approve either of our NDAs based on their review of the submitted data. Moreover, if products containing the reference drug are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for our product candidates, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

The coronavirus COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

 We face risks related to health epidemics or outbreaks of communicable diseases, for example, the outbreak around the world of the highly transmissible and pathogenic coronavirus, COVID-19. The outbreak of such communicable diseases, including COVID-19 and variants, could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. The extent to which COVID-19 may impact our preclinical and expected clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, including its variants, and the effectiveness of actions to contain and treat COVID-19, including the effectiveness of vaccines and the ability of governments and healthcare providers to administer vaccines quickly and effectively

To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Some of our business partners and third party manufacturing operations are conducted internationally and may be impacted by the global spread of COVID-19. Although we have not experienced any material disruptions to these manufacturing operations or any material delays in shipping our clinical active pharmaceutical ingredient to our clinical trial sites to date, the continued impact resulting from the COVID-19 outbreak where we have operations, or if the COVID-19 outbreak in these areas were to increase in severity, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations by limiting our partners’ ability to manufacture or ship materials or forcing temporary closure of facilities that we rely upon.

The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may materially affect us economically and such conditions continue to persist. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

The continued spread of COVID-19 globally, and the resulting travel restrictions in place by governments to help stop the spread of COVID-19, could adversely impact our future clinical trial operations, including the ability of our patients, principal investigators and site staff to travel to our clinical trial sites, and our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. We cannot predict whether clinical testing sites will withdraw from participation in any of our studies temporarily or permanently. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Vulnerable patients, including patients with autoimmune disorders like the patients enrolled in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies.

The COVID-19 outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug development and manufacturing activities. We rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials. COVID-19 may affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

Potential negative impacts of the COVID-19 outbreak on the conduct of current or future clinical studies include delays in gaining feedback from regulatory agencies, starting new clinical studies, and recruiting subjects to studies that are enrolling. Although we have implemented remote data monitoring procedures for our clinical trials, the potential negative impacts also include inability to have study visits at study sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. New or worsening COVID-19 disruptions or restrictions could have the potential to further negatively impact our non-clinical studies, clinical trials, and drug manufacturing activities.

As a result of the factors described above, the expected timeline for data readouts of our drug manufacturing activities, non-clinical studies, clinical trials, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Any clinical trials for our drug product candidates which include Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 to date may fail to demonstrate acceptable levels of safety and efficacy which could prevent or significantly delay their regulatory approval or result in a more restrictive label by the FDA or other comparable foreign authorities.

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

The market opportunities for Epoladerm, Probudur, Envelta, AnQlar and VRP324, if approved, may be smaller than we anticipate.

We expect to initially seek approval for Epoladerm for Osteoarthritis pain, Probudur for postoperative pain management, Envelta for the management for acute and chronic pain, including pain associated with cancer, AnQlar as an antiviral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and VRP324 to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older in the United States. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller than we anticipate, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Even if we obtain FDA approval for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidate in the United States, we may never obtain approval for or commercialize Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Even if we obtain regulatory approval for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and Good Clinical Practice (“GCP”) requirements for any clinical trials that we conduct post-approval.

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

The use of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;

●	withdrawal of participants from our clinical trials;

●	significant costs to defend the litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	inability to commercialize Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidate;

●	product recalls, withdrawals, or labeling, marketing, or promotional restrictions;

●	decreased market demand for any product; and

●	loss of revenue.

Risks Related to Commercialization

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

 Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel; establishing clinical trial sites and patient registration; and in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, or are more convenient or are less expensive than Epoladerm, Probudur, Envelta, AnQlar and/or VRP324. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, which could result in our competitors establishing or strengthening their market position before we are able to enter the market.

The successful commercialization of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, if approved.

We do not have any infrastructure for the sales, marketing, or distribution of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize our drug or any product candidate we develop, if approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect to build a focused sales distribution and marketing infrastructure to market Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, if approved, in the United States and Europe. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of that product. For example, if the commercial launch of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results, and prospects.

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

We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 and intend to rely on CMOs for the production of commercial supply of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 and any product candidates we develop, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to have manufactured a sufficient clinical supply of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 drug substance to enable us to complete our clinical trials, and we have engaged or intend to engage a CMO to provide clinical and commercial supplies of the drug products.

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

We rely on and will continue to rely on CMOs to purchase from third-party suppliers the raw materials necessary to produce our product candidates. We do not and will not have control over the process or timing of the acquisition of these raw materials by our CMOs. Moreover, we currently only have one agreement for the production of these raw materials (for AnQlar). Supplies of raw material could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost, or at all. In addition, a disruption in the supply of raw materials could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. Growth in the costs and expenses of raw materials may also impair our ability to cost effectively manufacture our product candidates. There are a limited number of suppliers for the raw materials that we may use to manufacture our product candidates and we may need to assess alternative suppliers to prevent a possible disruption of the manufacture of our product candidates.

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

We and our CROs will be required to comply with the Good Laboratory Practice (“GLP”) requirements for our preclinical studies and GCP requirements for our clinical trials, which are regulations and guidelines enforced by the FDA and are also required by comparable foreign regulatory authorities. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted, or injected;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	expansion of the entities eligible for discounts under the Public Health Service program; and

●	a licensure framework for follow on biologic products.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to Epoladerm, Probudur, Envelta, PES200, AnQlar and VRP324 and any future products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs, and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the patent applications we own or license with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for Epoladerm, Probudur, Envelta, PES200, AnQlar and VRP324 or any future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to Epoladerm, Probudur, Envelta, AnQlar, PES200, and VRP324 or our future products or product candidates but that are not covered by the claims of the patents that we own or license from others;

●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;

●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

●	we or any of our collaborators might not have been the first to file patent applications covering certain technologies we or they own or have obtained a license, or will own or obtain a license;

●	it is possible that our owned and in-licensed pending patent applications will not lead to issued patents;

●	issued patents that we own and in-licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	ownership and inventorship of our owned and in-licensed patents or patent applications may be challenged by third parties; and

●	patents of third parties, or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture Epoladerm, Probudur, Envelta, PES200, AnQlar and VRP324 and any future products and product candidates, and we expect to collaborate with third parties on the development of Epoladerm, Probudur, Envelta, PES200, AnQlar and VRP324 and any future products and product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary for the development or commercialization of Epoladerm, Probudur, Envelta, AnQlar, PES200 and/or VRP324 or our future products or product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize Epoladerm, Probudur, Envelta, PES200, AnQlar, and/or VRP324 or our products or product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize Epoladerm, Probudur, Envelta, PES200, AnQlar and/or VRP324.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of Epoladerm, Probudur, Envelta, AnQlar and/or VRP324 or any other product candidate could be delayed.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile and can fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is highly volatile and since our initial public offering in February 2021, the market price of our common stock has ranged from $1.75 to $36.00 per share. The recent fluctuations in our trading price and future trading in our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize Epoladerm, Probudur, Envelta, AnQlar, PES200, and/or VRP324 or any future product candidate;

●	results of ongoing litigation to which we are party;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to Epoladerm, Probudur, Envelta, AnQlar, PES200, and/or VRP324 or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for Epoladerm,, Probudur, Envelta, AnQlar, PES200, and/or VRP324 or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

Our directors, executive officers, and stockholders affiliated with our directors and executive officers beneficially own approximately 27% of the voting power of our outstanding common stock. In particular, Virpax Pharmaceuticals, LLC, which is controlled by Anthony Mack, our Chief Executive Officer, and of which Jeffrey Gudin, our Chief Medical Officer, is a member, beneficially own shares representing approximately 23.3% of our outstanding capital stock. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

As a newly public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors (the “Board of Directors”). In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

In addition, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. Although we have not done so, we may elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, may be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint. On March 21, 2022, Plaintiffs filed a motion for leave to file a Third Amended Complaint. The proposed Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit at this time.

From time to time we are subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on our liquidity, financial condition and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on Nasdaq under the symbols “VRPX” and began trading on February 17, 2021. Prior to that date, there was no public market for our stock.

Holders

As of March 24, 2022, there were approximately 40 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

On April 7, 2021, as compensation under an agreement between us and a service provider, we granted a restricted stock award of 15,000 shares of our common stock to the service provider.

ITEM 6. RESERVED

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

We have exclusive global rights to the following proprietary patented technologies: i) Topical Spray Film Delivery Technology for osteoarthritis pain (“Epoladerm”), ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (“Probudur”), and iii) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (“Envelta”). Envelta would support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. We will utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive worldwide rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. While we are currently focused advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop its anti-viral therapy (“AnQlar”) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19) which we currently have exclusive global rights.

Envelta

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into by us and the National Center for Advancing Translational Sciences (“NCATS”). We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, two of the four planned initial in vitro studies have been successfully completed. These pre-clinical studies under the CRADA will be conducted into 2022.

In early 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings.

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

We submitted and received a written pre-investigational new drug (“pre-IND”) response from the FDA for AnQlar, in its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an over the counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as an intranasal protective that may limit transmission of the viruses to others. If we are able to successfully complete the required clinical trials for this product candidate, we intend to move forward and pursue an NDA for AnQlar as a once daily intranasal treatment. The FDA has indicated that, upon successful completion, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

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

In December 2021, we completed a single dose pharmacokinetic study of dermal administration of Epoladerm in minipigs as part of the required IND enabling trials. Single-dose transdermal delivery of Epoladerm was well-tolerated in all minipigs and no treatment-related clinical observations, changes in body weight, or dermal irritation were observed. All Epoladerm treated animals had plasma levels of Epoladerm confirming transdermal absorption. The maximum plasma concentration (Cmax) was reached at 4 hours post-dose, and plasma Epoladerm remained at 24-hour post-dose for all animals.

On December 17, 2021, we executed a clinical trial agreement with Altasciences Company, Inc., a leading clinical trial services company, for a First-in-Human study investigating Epoladerm™ for pain associated with chronic osteoarthritis of the knee. The study is planned to take place in Canada with a Clinical Trial Application (“CTA”) filing. Original enrollment of the first patient was anticipated to start in the second quarter of 2022; however, due to a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, enrollment is now anticipated to start in the second half of 2022.

In January 2022, we reported positive results of four preclinical dermal safety studies for Epoladerm™. Researchers concluded that once daily dermal administration of Epoladerm for 28 days was well-tolerated with no serious adverse findings. The studies were performed by Charles River Laboratories, a well-known clinical research organization. The studies included a skin irritation study in rabbits; a dermal sensitization assessment in guinea pigs; and a phototoxicity assay in mouse fibroblasts. Epoladerm was well tolerated in each of the studies and no reportable dermal irritation, dermal sensitization or phototoxicity was observed.

The successful completion of the above studies has allowed us to initiate the drafting of the IND submission documents that would accompany the IND application to the FDA, including a trial design for a Phase I study for chronic osteoarthritis of the knee. In addition, we have scheduled a series of pre-clinical studies for this chronic use indication to run in parallel with our anticipated Phase I study for Epoladerm. The filing of the IND application would follow the anticipated First-in-Human study in Canada noted above and we plan to submit the results of this study to facilitate a more robust submission.

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

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above (see Note 10 - “Research and Development and License Agreements” to our audited financial statements filed herewith) under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. We recorded $870,000 in research and development expense for the year ended December 31, 2021 associated with this agreement.

VRP324

VRP324 is an investigational formulation being developed by Nanomerics delivered via the nasal route to enhance CBD transport to the brain. VRP324 uses a preassembled device and cartridge to propel the CBD powder formulation into the nose to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment.

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - VRP324”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Under the Nanomerics License Agreement – VRP324, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – VRP324) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – VRP324 (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). We have the right to terminate the Nanomerics License Agreement – VRP324 upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that we have decided against proceeding with a Phase III Clinical trial.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares prior to becoming a public company, and for options, the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 8 to notes to financial statements.

The expected life of options was estimated using the simplified method, as we do not have historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

Results of Operations

Years Ended December 31, 2021 and 2020

Operating expenses:

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
Operating expenses:
General and administrative	$7,186,385	$2,904,104	$4,282,281	147%
Research and development	4,839,115	1,291,615	3,547,500	275%
Total operating expenses	$12,025,500	$4,195,719	$7,829,781	187%

General and administrative expenses increased by $4,282,281, or 147%, to $7,186,385 for the year ended December 31, 2021 from $2,904,104 for the year ended December 31, 2020. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation efforts and legal costs associated with general corporate purposes of $2,850,683, (ii) an increase in insurance costs related to directors’ and officers’ insurance of $952,368, (iii) an increase in exchange listing and filing fees of $90,709, (iv) an increase in salaries and wages of $648,471, and (v) an increase in franchise tax of $135,600. This was offset by a decrease in stock-based compensation of $558,220 as compared to the prior period.

Research and development expenses increased by $3,547,500, or 275%, to $4,839,115 for the year ended December 31, 2021 from $1,291,615 for the year ended December 31, 2020. The increase was primarily attributable to (i) a $1,000,000 milestone payment made to Nanomerics and preclinical activity of $788,996 associated with AnQlar, (ii) increases in pre-clinical activity related to Epoladerm of $1,216,291, (iii) an increase in preclinical work in Probudur of $1,011,144, and (iv) a milestone payment of $200,000 due to VRP324. This was offset by a decrease of $723,690 in pre-clinical regulatory activities associated with Envelta as preclinical studies for Envelta are mainly covered under the CRADA.

Other expenses:

	Year Ended December 31,		Change
	2021	2020	Dollars	Percentage
Other income (expense):
Interest expense	$(92,822)	$(147,934)	$55,112	(37)%
Other income	62,259	4,000	58,259	1,456%
Total other expenses:	$(30,563)	$(143,934)	$113,371	(79)%

Interest expense decreased by $55,112, or 37%, to $92,822 for the year ended December 31, 2021 from $147,934 for the year ended December 31, 2020. The decrease in interest expense was primarily the result of the repayment of a convertible promissory note in February 2021 and related party notes payable in September 2021.

Other income increased by $58,259 for the year ended December 31, 2021 primarily due to the forgiveness of our PPP Loan (as defined below).

Liquidity and Capital Resources

Years Ended December 31, 2021 and 2020

Capital Resources

	As of December 31,
	2021	2020
Current assets	$39,572,436	$73,069
Current liabilities	2,087,691	3,659,914
Working capital	$37,484,745	$(3,586,845)

As of December 31, 2021, our principal source of liquidity was our cash, which totaled approximately $36.8 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Equity Financings

During the year ended December 31, 2020, we issued 139,220 shares of common stock for gross proceeds totaling $1.4 million.

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

We issued 45,448 shares of our common stock upon the exercise of 87,751 options in a cashless exercise during the year ended December 31, 2021. We also issued 40,221 shares of our common stock upon the exercise of 76,620 warrants in a cashless exercise during the year ended December 31, 2021. There were warrants to purchase 18,436 shares of the Company’s common stock outstanding at December 31, 2021.

Debt

Promissory Notes

On October 1, 2018, we issued a promissory note, as amended (the “2018 Promissory Note”), pursuant to which we were obligated to pay Anthony Mack, our Chairman and Chief Executive Officer, the principal amount of $500,000 that bore interest at a rate of 11.19% per annum. The 2018 Promissory Note had a maturity date of January 15, 2022. As of December 31, 2021, we had fully repaid the balance due of $500,000 on this promissory note with proceeds from the underwritten offering with accrued interest of $166,296.

On January 15, 2019, we issued a promissory note, as amended (the “2019 Promissory Note”), pursuant to which we were obligated to pay Mr. Mack the principal amount of $500,000 that bore interest at a rate of 11.19% per annum. The 2019 Promissory Note had a maturity date of January 15, 2022. As of December 31, 2021, we had fully repaid the balance due of $500,000 on this promissory note with proceeds from the underwritten offering with accrued interest of $149,977.

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

The PPP Loan proceeds were available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that was forgiven was calculated in part with reference to our full-time headcount during the period ending October 31, 2020. On July 2, 2021, we were notified by the Small Business Administration that the forgiveness amount totaled $61,816 and was recorded as other income within the 2021 statement of operations. The remaining balance of $10,284 was repaid in 2021.

Cash Flows

Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows from operating and financing activities:

	Year Ended December 31,
	2021	2020
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(14,542,592)	$(1,384,860)
Financing activities	51,329,788	1,398,120
Increase in cash	$36,787,196	$13,260

Operating Activities

For the year ended December 31, 2021, cash used in operations was $14,542,592 compared to $1,384,860 for the year ended December 31, 2020. The increase in cash used in operations was primarily the result of the increase in net loss, decrease in accounts payable balances, and an increase in prepaid insurance premiums and prepaid research and development activities.

Financing Activities

Cash provided by financing activities was $51,278,908 during the year ended December 31, 2021, attributable primarily to net proceeds received from our initial public offering in February 2021 of $15,783,207 and the underwritten offering in September 2021 of $36,999,465, after deducting underwriting discounts and offering expenses. These proceeds were offset by the repayment in full of our RRD Note of $493,480 in February 2021 and repayments of our promissory notes and the unforgiven portion of the PPP Loan of an aggregate of $1,503,764. Cash provided by financing activities was $1,398,120 during the year ended December 31, 2020, attributable to $1,376,900 received from the sale of 139,220 shares of our common stock and proceeds received from our PPP loan of $72,100 slightly offset by $50,880 paid in deferred financing costs.

Future Capital Requirements

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

If we raise additional funds by issuing equity securities, our stockholder will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

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

We incurred a net loss of $12,056,063 and $4,339,653 for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $22,703,907 as of December 31, 2021. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and an underwritten public offering in September 2021, raising net proceeds of $15,783,207 and $36,999,465, respectively. Our cash on hand as of December 31, 2021 was $36,841,992.

Management believes that current cash is sufficient to fund operations and capital requirements for at least 12 months from the filing of this annual report. Additional financings will be needed by us to fund our operations, to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also have the ability to curtail spending in research and development activities in order to conserve cash.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position
Executive Officers
Anthony Mack, MBA	60	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors, Class III Director
Jeffrey Gudin, MD	56	Executive Vice President, Chief Medical Officer, and Class III Director
Gerald Bruce	66	Executive Vice President, Commercial Operations, and Class I Director
Christopher M. Chipman, CPA	49	Chief Financial Officer (Principal Financial and Accounting Officer) and Corporate Secretary

Directors
Eric Floyd, PhD	60	Independent Class III Director and Compensation Committee Chair
Jerrold Sendrow, CFP	77	Independent Class II Director and Audit Committee Chair
Thani Jambulingam, PhD	58	Independent Class II Director and Corporate Governance Committee Chair
Gary Jacob, PhD	75	Independent Class I Director
Vanila M. Singh, MD	51	Independent Class I Director
Michael F. Dubin, CPA	67	Independent Class II Director

Executive Officers

Anthony Mack, MBA became a director and our Chairman of the Board of Directors and Chief Executive Officer in May 2017. Anthony P. Mack is an entrepreneur who has founded three successful pharmaceutical companies, served on executive boards and has more than 35 years of experience in the industry as well as in finance. Prior to founding Virpax, Mr. Mack founded Scilex Pharmaceuticals and served as President, CEO and Director until February 2018. Scilex was sold to a publicly traded company. Mr. Mack founded his first pharmaceutical company, ProSolus Pharmaceuticals, in 2009 where he served as President and Director before selling the company to Mission Pharmacal in 2015. Mr. Mack has led training, marketing, and commercial distribution for billion-dollar pain management products and has forged key strategic alliances through high-level management positions with Purdue Pharma, Endo Pharmaceuticals, Novartis, and EKR Therapeutics. Prior to his pharmaceutical career, Mr. Mack worked in the financial sector, starting as a Series 7 broker dealer then a Series 24 licensed Principal, allowing him to supervise and manage brokers at affiliated branches. Mr. Mack holds an Executive MBA in Pharmaceutical and Healthcare Marketing from Saint Joseph’s University.

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

Gerald W. Bruce. See below under “Directors.”

Christopher M. Chipman, CPA became our Chief Financial Officer in May 2020. Mr. Chipman has more than 20 years of public and private accounting experience. Since November 2000, Mr. Chipman has been a managing member of Chipman & Chipman, LLC, a consulting firm that assists public companies with the preparation of periodic reports required to be filed with the Securities and Exchange Commission and compliance with Section 404 of the Sarbanes Oxley Act of 2002. Mr. Chipman is a CPA and was Chief Financial Officer and Secretary of Capital Gold Corporation from March 2006 to June 2011. Capital Gold Corporation was a publicly held gold production and exploration company, until its acquisition by AuRico Gold, Inc. (formerly, Gammon Gold). From July 1996 to August 1998, Mr. Chipman was a senior accountant with the accounting firm of Grant Thornton LLP and from August 1998 to March 2000 he was a Senior Financial Analyst for GlaxoSmithKline. Prior to that, from July 1994 to July 1996, he was an Audit Examiner for Wells Fargo Corporation. Mr. Chipman received a B.A. in Economics from Ursinus College in 1994.

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

Gerald W. Bruce became a director in July 2021 and an Executive Vice President and our Commercial Operations Officer in August 2017. Mr. Bruce has spent over 30 years, including 20 years in senior leadership roles, in the Pharmaceutical and Medical Nutrition industry. He started his career in May 1983 at Johnson & Johnson Inc. (NYSE: JNJ) where he was an award-winning sales representative and held leadership positions of increasing responsibility in sales and marketing ending with his role as Group Product Director of Analgesics in September 1998. From September 1998 to November 2000, he served as Vice President of Sales at Bristol-Myers Squibb Co. (NYSE: BMY) where he led the Cardiovascular and Metabolic sales force. From November 2000 to January 2006 he served as Vice President of Managed Markets where he led the team responsible for the development and implementation of the reimbursement strategy for Bristol-Myers Squibb’s US portfolio. From January 2006 to June 2008, Mr. Bruce was the Senior Vice President of Commercial Operations at NitroMed, Inc. where he was responsible for building the commercial strategy and led the team responsible for the development and implementation of the commercial plan for the start-up company’s first product for the treatment of heart failure. From April 2009 to November 2018, Mr. Bruce served as Vice President of Sales for Nutricia North America, Danone Medical Nutrition Division. Mr. Bruce currently serves on the Board of Trustees for Lincoln University and is a Board member for the National Sales Network. He received his bachelor’s degree in Business Administration from Lincoln University and a master’s degree in Leadership from the McDonough School of Business at Georgetown University. Mr. Bruce was selected as a director due to his extensive experience at pharmaceutical companies and knowledge of the pharmaceutical industry.

Thani Jambulingam, PhD became a director in January 2017. Dr. Jambulingam is a Pfizer Fellow and Professor in the Department of Pharmaceutical and Healthcare Marketing at St Joseph’s University, Erivan K. Haub School of Business, in Philadelphia, Pennsylvania. He teaches in the executive MBA program for biopharmaceutical, medical device and physician executives. Dr. Jambulingam served as the chair of the department for eight years, from June 2003 to June 2010. Dr. Jambulingam’s research is focused on pharmaceutical and healthcare strategy and innovation. His research is regularly published in marketing and management journals. Dr. Jambulingam has also served as a consultant and facilitated training sessions in innovation and strategy for senior leadership and/or brand teams within several small, mid and large pharma and healthcare firms including Alkermes Plc, Abbott Industries, AstraZeneca plc, Cardinal Health, FMC, IQVIA, Lancaster General Hospital, Inspira Health, Lehigh Valley Health Network, Leo Pharma, Merck & Co., Novo Nordisk, Pfizer Inc., Sanofi, Solvay and Procter & Gamble Inc. During his sabbatical from Saint Joseph’s University, from July 2011 to August 2012, he joined Pfizer Inc. (NYSE: PFE) with the Prevenar Global Commercial Team contributing to development of Prevenar franchise positioning, healthy aging platform development, vaccine business strategy for emerging markets, pediatric expanded age strategy (life cycle management) and conducted strategy sessions for executive leadership within the specialty care division of Pfizer. Over the years, Dr. Jambulingam has successfully mentored several entrepreneurs in the life sciences industry. Dr. Jambulingam is a pharmacist and obtained his Ph.D. from the University of Wisconsin-Madison. Dr. Jambulingam completed the case method of teaching at Harvard. He has been inducted to the Rho Chi, the honor society in pharmacy and Beta Gamma Sigma, the honor society for business. In 2021, Dr. Jambuligam received the Tangelmann Award for lifetime excellence in research and teaching. For the past seven years, Dr. Jambulingam has been a faculty member conducting Bio-Entrepreneurship Bootcamp at the annual meeting at the Biotechnology Industry Organization (BIO). Dr. Jambulingam is also a visiting professor in the Wharton MBA Global program and teaches healthcare courses in India. Dr. Jambulingam was selected as a director due to his leadership experience at other companies and his extensive knowledge of the pharmaceutical industry.

Gary S. Jacob, PhD became a director in April 2020. Dr. Jacob has over 35 years of extensive experience in the pharmaceutical and biotechnology industries across multiple disciplines, including research and development, operations, business development, capital financing activities, and senior management expertise. Dr. Jacob is presently Chief Executive Officer and a director of OKYO Pharma Limited, a public biotechnology company focused on the discovery and development of novel molecules to treat inflammatory dry eye diseases and ocular neuropathic pain. He is the Co-Founder and former CEO and Chairman of Synergy Pharmaceuticals and has developed broad and influential contacts throughout the biopharmaceutical, financial, banking, and investor communities. He served as Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals, Inc. where he held various positions from July 2008 until October 2018 and is the co-inventor of the FDA-approved drug Trulance® which is currently marketed in the U.S. by Bausch Health Companies, Inc. (NYSE: BHC) to treat functional GI disorders. From November 2018 to March 2020 Dr. Jacob served as the CEO and Managing Director of Immuron, Ltd., an Australian biotechnology company dual-listed on the Australian ASX exchange and on NASDAQ. Since March 2014, Dr. Jacob has served as Chairman of the Board of Hepion Pharmaceuticals, Inc., a public company with a drug in clinical development to treat nonalcoholic steatohepatitis. Dr. Jacob is also on the board of RASNA Therapeutics, Inc. and also served on the board of directors of Cardiff Oncology Inc., a public oncology company from 2009 to June 2021. He served as Chief Executive Officer and Director of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013. Prior to his involvement with Callisto and Synergy, Dr. Jacob spent a number of years at Monsanto/G.D. Searle, where he was Director of Glycobiology and a Monsanto Science Fellow, specializing in the field of Glycobiology and drug discovery. Dr. Jacob holds over 30 patents and is the co-inventor of one FDA-approved pharmaceutical drug. Dr. Jacob earned a B.S. in Chemistry cum laude from the University of Missouri — St. Louis and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison. Dr. Jacob was selected as a director due to his leadership experience at other companies and his extensive knowledge of the pharmaceutical industry.

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

Michael F. Dubin, CPA became a director in July 2021. From 2001 to 2016, Mr. Dubin held the title of Managing Partner, PA/SNJ Offices, with RSMUS LLP (RSM), a professional services company. He was presented with RSM’s “National Achievement Award” in 2010 and was a finalist for the company’s “National Integrity Award.” Prior to 2001, Mr. Dubin served as an audit partner for a regional accounting firm and a national accounting firm. Mr. Dubin obtained a BS in Economics (magna cum laude) from the Wharton School of Business, University of Pennsylvania. He served as a Board Member for RSM for four years. Mr. Dubin was also a board member and the Audit Committee Chairman for a privately held business in Philadelphia engaged in supplying energy efficiency services and facilities, and is a board member and the Risk Management Committee Chairman for a commercial bank in Pennsylvania and an advisory board member for an accounting firm in Pennsylvania. Mr. Dubin is professionally affiliated with the PICPA and AICPA. He was also an adjunct faculty member and course teacher for the Wharton School of Business for two years and has also been a guest lecturer at the Wharton School of the University of Pennsylvania, Temple University, University of Scranton and Lehigh University. He also served as an expert witness/consultant for the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Mr. Dubin was selected as a director due to his long history of success in manufacturing, distribution, financial services, business and professional services, pharma, technology, retail and various other industries.

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

Board Structure and Committee Composition

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of nine directors. The Certificate of Incorporation provides that our Board of Directors shall consist of at least one director but not more than nine directors and that the number of directors may be fixed from time to time by resolution of our Board of Directors.

In accordance with the terms of the Certificate of Incorporation and bylaws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I directors are Mr. Bruce, Mr. Jacob and Dr. Singh; their terms will expire at the 2022 annual meeting of stockholders.

●	The Class II directors are Dr. Jambulingam, Mr. Sendrow and Mr. Dubin; their terms will expire at the 2023 annual meeting of stockholders.

●	The Class III directors are Mr. Mack, Dr. Gudin, and Dr. Floyd; their terms will expire at the 2024 annual meeting of stockholders.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Under our Certificate of Incorporation, directors have the authority to appoint one or more directors to our Board of Directors, subject to the maximum number of directors allowed for in our Certificate of Incorporation. A vacancy on our Board of Directors may be filled by the remaining directors and any director so appointed will hold office until our next annual general meeting. During any vacancy on our Board of Directors, the remaining directors will have full power to act as the board.

We have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Science and Technology Committee with the composition and responsibilities described below. Each committee operates under a charter that has been approved by our Board of Directors. The members of each committee are appointed by the Board of Directors and serve until their successor is elected and qualified unless they are earlier removed or resign. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our Audit Committee is comprised of Mr. Dubin, Mr. Sendrow, Dr. Floyd, and Dr. Jambulingam, with Mr. Sendrow serving as Chairman of the audit committee. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable rules of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Dubin is an “audit committee financial expert” within the meaning of SEC regulations and the applicable rules of the Nasdaq Capital Market. The Audit Committee’s responsibilities include:

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

Compensation Committee

Our Compensation Committee is composed of Dr. Floyd, Mr. Sendrow, and Dr. Jambulingam, with Dr. Floyd serving as Chairman of the committee. Our Board of Directors has determined that each director serving on the Compensation Committee is “independent” as defined under the applicable listing standards of the Nasdaq Capital Market. Further, the Board of Directors has determined that the directors serving on the Compensation Committee are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be composed of Dr. Jambulingam, Mr. Sendrow, and Dr. Floyd, with Dr. Jambulingam serving as Chairman of the committee. Our Board of Directors has determined that Dr. Jambulingam is “independent” as defined in the applicable rules of the Nasdaq Capital Market. The nominating and corporate governance committee’s responsibilities include:

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholder;

●	identifying individuals qualified to become members of our Board of Directors;

●	recommending to our Board of Directors the persons to be nominated for election as directors and to each of our board’s committees;

●	developing and recommending to our Board of Directors a set of corporate governance principles;

●	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;

●	reviewing and recommending to our Board of Directors’ practices and policies with respect to directors;

●	reviewing and recommending to our Board of Directors the functions and duties relative to corporate governance and the composition of the committees of our Board of Directors;

●	reviewing and assessing the adequacy of the committee charter and submitting any changes to our Board of Directors for approval;

●	considering and reporting to our Board of Directors any questions of possible conflicts of interest of Board of Directors’ members;

●	providing for new director orientation and continuing education for existing directors on a periodic basis;

●	performing an evaluation of the performance of the committee; and

●	overseeing the evaluation of our Board of Directors.

Science and Technology Committee

Our Science and Technology Committee is comprised of Dr. Floyd and Dr. Jambulingam, with Dr. Floyd serving as the Chairman of the committee. Our Science and Technology Committee is responsible for, among other things:

●	periodically examining management’s strategic direction and investment in our biopharmaceutical research and development and technology initiatives;

●	identifying and discussing significant emerging science and technology issues and trends;

●	evaluating the soundness/risks associated with the technologies in which we are investing our research and development efforts; and

●	periodically reviewing our overall patent strategies.

Code of Business Conduct and Ethics

We have adopted written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on our website at www.virpaxpharma.com/. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Capital Market rules concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Legal Proceedings

From 2008 to 2017, Dr. Jacob served as President and Chief Executive Officer of Synergy Pharmaceuticals, Inc. and as Chairman from 2013 to October 2018. In December of 2018, Synergy Pharmaceuticals, Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

See the disclosure under Item 3: Legal Proceedings above for a discussion of the Complaint naming Mr. Mack and us as defendants filed by Sorrento and Scilex.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the year ended December 31, 2021, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board of Directors. In 2021, our “Named Executive Officers” and their positions were:

●	Anthony Mack, our Chief Executive Officer and Chairman of the Board of Directors;

●	Jeffrey Gudin, MD, our Executive Vice President, Chief Medical Officer; and

●	Christopher M. Chipman, our Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2021 and 2020:

Name & Principal Position	Year	Salary	Salary/ Bonus	Stock Awards	Option Awards		Total
Anthony Mack	2021	$375,000	$225,000	$—	$158,000	(1)	$758,000
Chief Executive Officer, Chairman	2020	$375,000	$—	$—	$230,000	(1)	$605,000

Jeffrey Gudin, MD	2021	$100,000	$45,000	$—	$158,000	(1)	$303,000
Executive VP, Chief Medical Officer	2020	$—	$—	$—	$173,000	(1)	$173,000

Christopher Chipman(2)	2021	$236,000	$100,000	$—	$79,000	(1)	$415,000
Chief Financial Officer	2020	$48,000	$—	$—	$228,000	(1)	$276,000

(1)	Amounts reflect the full grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 8 to our financial statements included in Annual Report on Form 10-K.

(2)	Amounts reflect consulting fees of $63,000, paid to Mr. Chipman pursuant to an independent contractor agreement and salaries and wages of $173,000, paid to Mr. Chipman pursuant to his employment agreement dated April 7, 2021.

Our Board of Directors, in consultation with our Compensation Committee, annually reviews the compensation paid to our Named Executive Officers to assess the adequacy of the compensation paid to our Named Executive Officers. Pursuant to these annual assessments, on January 31, 2022, based upon the recommendation of the Compensation Committee, our Board of Directors approved increases to the base salaries paid to our Named Executive Officers and approved cash bonus awards for each of our Named Executive Officers. These increases in compensation were based upon the Company’s and management’s performance in 2021 and were made to reflect what our Board of Directors believe to be compensation levels more commensurate with companies of similar size and development stage as the Company. Based on these assessments, Mr. Mack, Mr. Chipman and Mr. Gudin were awarded bonuses of $225,000, $100,000 and $45,000, respectively. In addition, pursuant to the employment agreements with each of our Named Executive Officers, Mr. Mack’s base salary was increased to $475,000 per year, Mr. Chipman’s base salary was increased to $300,000 per year, and Dr. Gudin’s base salary was increased to $157,500 per year.

On January 31, 2022, based upon the recommendation of the Compensation Committee, our Board of Directors approved an equity award to the Company’s officers and employees based upon the Company’s and management’s performance in 2021. The options, other than Mr. Mack’s, have an exercise price of $2.13 per share, the fair market value of the Common Stock on January 31, 2021, the date of grant. Mr. Mack’s options have an exercise price of $2.34 per share, which represents 110% of the fair market value on January 31, 2022. The options granted to the officers and employees will vest equally over a three-year period beginning on the one-year anniversary of the grant date and have a ten-year expiration date.

Compensation Arrangements with our Named Executive Officers

Mr. Mack.

On September 18, 2018, we entered into an employment agreement with Mr. Mack, as amended (the “Mack Employment Agreement”). The term of the Mack Employment Agreement initiated upon the commencement of the agreement and terminates upon either death, disability, for cause, for good reason, or for other reasons by us or Mr. Mack. Under the Mack Employment Agreement, Mr. Mack is paid an annual base salary of $375,000, subject to annual increases at the discretion of the Board of Directors and an annual performance bonus targeted at an amount equal to 50% of his base salary based on the achievement of our corporate objectives and Mr. Mack’s individual performance metrics, in each case as established by the Board of Directors in consultation with Mr. Mack. Upon the recommendation of the Compensation Committee and in consultation with Mr. Mack, the Board of Directors may award Mr. Mack an annual bonus in excess of the targeted amount. Mr. Mack’s annual base salary was increased to $475,000 on January 31, 2022. The Mack Employment Agreement may be terminated by us immediately upon written notice to Mr. Mack, or by Mr. Mack upon 30 days’ notice provided to us. Concurrent with the execution of his employment agreement, we and Mr. Mack agreed to an executive confidentiality agreement (the “Executive Confidentiality Agreement”) that contains standard non-disclosure and non-competition provisions. In the event we terminate the Mack Employment Agreement other than for cause, or Mr. Mack terminates the employment agreement for good reason, we will pay him the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release of claims and the compliance by Mr. Mack with such release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of Mr. Mack’s employment.

Mr. Mack elected to forgo his salary and defer his compensation through March 2021. Upon the closing of our underwritten public offering in September 2021, we paid to Mr. Mack $1,051,875 in deferred compensation due to him under the Mack Employment Agreement.

Dr. Gudin

On April 15, 2021, we entered into an employment agreement with Dr. Gudin, as amended (the “Gudin Employment Agreement”). The Gudin Employment Agreement provides for Dr. Gudin to continue to serve as our Executive Vice President and Chief Medical Officer reporting to our Chief Executive Officer and provides for an annual base salary of $150,000, subject to annual increases at the discretion of the Board of Directors. Dr. Gudin’s annual base salary was increased to $157,500 on January 31, 2022. Under the Gudin Employment Agreement, Dr. Gudin is eligible for an annual bonus with a target amount of 30% of his base salary, which will be awarded by our Board of Directors (the “Board”) in its sole discretion based on the achievement of the Company and Dr. Gudin of corporate and personal performance metrics established by the Board on an annual basis. Upon the recommendation of the Compensation Committee and in consultation with Dr. Gudin, the Board of Directors may award Dr. Gudin an annual bonus in excess of the targeted amount. To receive any bonus, Dr. Gudin must be employed by the Company at the time of payment. Dr. Gudin may also receive, in the discretion of the Board, equity awards under the 2017 Plan or any other equity incentive plan that the Company may adopt in the future. Dr. Gudin will also be eligible to receive other customary benefits described in the Gudin Employment Agreement.

We may terminate the Gudin Employment Agreement upon written notice to Dr. Gudin in the event of Disability (as defined in the Gudin Employment Agreement), in which event we would have no further obligations under the Gudin Employment Agreement, except for any Accrued Obligations (as defined in the Gudin Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. We may also terminate the Gudin Employment Agreement for Cause (as defined in the Gudin Employment Agreement) immediately upon providing written notice of such termination to Dr. Gudin. If we terminate the Gudin Employment Agreement for Cause, we would have no further obligation under the Gudin Employment Agreement, except for any Accrued Obligations due. We may terminate the Gudin Employment Agreement without Cause immediately upon written notice of termination to Dr. Gudin. If we terminate the Gudin Employment Agreement without Cause, in addition to any Accrued Obligations due, Dr. Gudin is entitled to receive (i) severance payments in an amount equal to Dr. Gudin’s base salary for a period of six months after the effective date of the termination and (ii) reimbursement of medical insurance premiums until the earlier of (1) six months or (2) the date Dr. Gudin becomes eligible for medical benefits through another employer, subject to certain conditions.

Dr. Gudin may terminate his agreement for Good Reason (as defined in the Gudin Employment Agreement) upon providing written notice of such termination to us. If Dr. Gudin terminates his employment for Good Reason, Dr. Gudin will be entitled to receive the same payments and benefits on the same terms and conditions as would be applicable upon termination by us without Cause.

If the Gudin Employment Agreement is terminated by Dr. Gudin for Good Reason or by us without Cause (other than on account of Dr. Gudin’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Gudin Employment Agreement), Dr. Gudin will be entitled to receive the Accrued Obligations and, subject to Dr. Gudin’s compliance with the terms of the Gudin Employment Agreement, Dr. Gudin will be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Dr. Gudin’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Dr. Gudin’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Dr. Gudin under the 2017 Plan.

The Gudin Employment Agreement has a term of three years from the effective date. In connection with his entry into the Gudin Employment Agreement, Dr. Gudin entered into a customary Confidential Disclosure Invention Assignment Agreements with us.

Mr. Chipman

On April 7, 2021, we entered into an employment agreement with Christopher Chipman, as amended (the “Chipman Employment Agreement”). The Chipman Employment Agreement provides for Mr. Chipman to continue to serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer and provides for an annual base salary of $250,000, subject to annual increases at the discretion of the Board of Directors. Mr. Chipman’s annual base salary was increased to $300,000 on January 31, 2022. Under the Chipman Employment Agreement, Mr. Chipman is eligible for an annual bonus with a target amount equal to 30% of his base salary, which will be awarded by our Board of Directors (the “Board”) in its sole discretion based on the achievement of the Company and Mr. Chipman of corporate and personal performance metrics established by the Board on an annual basis. Upon the recommendation of the Compensation Committee and in consultation with Mr. Chipman, the Board of Directors may award Mr. Chipman an annual bonus in excess of the targeted amount. To receive any bonus, Mr. Chipman must be employed by the Company at the time of payment. Mr. Chipman may also receive, in the discretion of the Board, equity awards under the 2017 Plan, or any other equity incentive plan that the Company may adopt in the future. Mr. Chipman will also be eligible to receive other customary benefits described in the Chipman Employment Agreement.

We may terminate the Chipman Employment Agreement upon written notice to Mr. Chipman in the event of Disability (as defined in the Chipman Employment Agreement), in which event the Company would have no further obligations under the Chipman Employment Agreement, except for any Accrued Obligations (as defined in the Chipman Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. We may also terminate the Chipman Employment Agreement for Cause (as defined in the Chipman Employment Agreement) immediately upon providing written notice of such termination to Mr. Chipman. If we terminate the Chipman Employment Agreement for Cause, we would have no further obligation under the Chipman Employment Agreement, except for any Accrued Obligations due. We may terminate the Chipman Employment Agreement without Cause immediately upon written notice of termination to Mr. Chipman. If we terminate the Chipman Employment Agreement without Cause, in addition to any Accrued Obligations due, Mr. Chipman is entitled to receive (i) severance payments in an amount equal to Mr. Chipman’s base salary for a period of six months after the effective date of the termination and (ii) reimbursement of medical insurance premiums until the earlier of (1) six months or (2) the date Mr. Chipman becomes eligible for medical benefits through another employer, subject to certain conditions.

Mr. Chipman may terminate his agreement for Good Reason (as defined in the Chipman Employment Agreement) upon providing written notice of such termination to us. If Mr. Chipman terminates his employment for Good Reason, Mr. Chipman will be entitled to receive the same payments and benefits on the same terms and conditions as would be applicable upon termination by us without Cause.

If the Chipman Employment Agreement is terminated by Mr. Chipman for Good Reason or by us without Cause (other than on account of Mr. Chipman’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Chipman Employment Agreement), Mr. Chipman will be entitled to receive the Accrued Obligations and, subject to Mr. Chipman’s compliance with the terms of the Chipman Employment Agreement, Mr. Chipman will be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Mr. Chipman’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Chipman’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Chipman under the 2017 Plan.

The Chipman Employment Agreement has a term of three years from the effective date. In connection with his entry into the Chipman Employment Agreement, Mr. Chipman entered into a customary Confidential Disclosure Invention Assignment Agreements with the Company.

Severance subject to release of claims. Our obligation to provide an executive with severance payments and other benefits under each executive’s employment or consulting agreement, as applicable, is conditioned on the executive signing (and not subsequently revoking) an effective release of claims in favor of us.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during the year ended December 31, 2021:

Name	Cash Awards ($)	Option Awards ($)(1)	Total ($)
Eric Floyd, PhD(2)	$7,500	$34,000	$41,500
Jerrold Sendrow, CFP(3)	$7,500	$31,000	$38,500
Thani Jambulingam, PhD(4)	$7,500	$31,000	$38,500
Vanila M. Singh, MD(5)	$7,500	$25,000	$32,500
Gary S. Jacob, PhD(6)	$7,500	$40,000	$47,500
Michael F. Dubin(7)	$7,500	$55,000	$62,500

(1)	Amounts reflect the full grant date fair value of stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.

(2)	On April 7, 2021, Dr. Floyd was granted an option to purchase 11,216 shares of common stock with an exercise price of $4.62 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(3)	On April 7, 2021, Mr. Sendrow was granted an option to purchase 10,205 shares of common stock with an exercise price of $4.62 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(4)	On April 7, 2021, Dr. Jambulingam was granted an option to purchase 10,205 shares of common stock with an exercise price of $4.62 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(5)	On April 7, 2021, Dr. Singh was granted an option to purchase 8,183 shares of common stock with an exercise price of $4.62 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(6)	On April 7, 2021, Mr. Jacob was granted an option to purchase 13,183 shares of common stock with an exercise price of $4.62 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(7)	On July 26, 2021, Mr. Dubin was granted an option to purchase 20,225 shares of common stock with an exercise price of $4.32 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

Our Board of Directors has approved a director compensation policy applicable to our Non-Employee Directors. This policy provides for:

●	On January 1 of each year, each then serving Non-Employee Director of the Board shall be automatically granted that number of stock options having a value of $25,000 calculated on the grant date in accordance with the Black-Scholes option pricing model and shall be exercisable as to 100% of stock option on the first anniversary of the grant date. These stock options have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant.

●	On January 1 of each year, each then serving member of the Science and Technology Committee shall be automatically granted stock options to purchase 2,022 shares of common stock. These stock options have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant.

●	On January 1 of each year, the Chair of the Science and Technology Committee shall be granted stock options to purchase an additional 3,033 shares of common stock. These stock options have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant.

All options granted under this policy are granted pursuant to the 2017 Plan. Further, the 2017 Plan provides for the granting of an option to purchase 20,225 shares of our common stock upon the initial appoint to our Board of Directors for each non-employee director.

In addition, our non-employee directors receive a cash payment $40,000 per year.

On January 1, 2022, our Board of Directors approved the grant of options to each of our non-employee directors pursuant to the above policy. Options to purchase an aggregate of 77,601 shares of our Common Stock were made, with all grants being made under the 2017 Plan. The options have an exercise price of $3.43 per share, the fair market value of the Common Stock on January 31, 2022, the date of grant, will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

Equity compensation

Outstanding equity awards at fiscal year-end table

The following table sets forth information concerning the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2021:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Mack	20,225	—	9.89	5/18/2029
Chief Executive Officer	40.450	—	9.89	5/22/2030
	—	50,000	4.62	4/07/2031

Jeffrey Gudin, MD	15,169	—	9.89	5/18/2029
Chief Medical Officer	30,338	—	9.89	5/22/2030
	—	50,000	4.62	4/07/2031

Christopher Chipman	38,765	1,685	9.89	5/01/2030
Chief Financial Officer	—	25,000	4.62	4/07/2031

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	669,067	$7.75	294,990
Equity compensation plans not approved by security holders	-	-	-
Total	669,067		294,990

(1)	The amounts shown in this row include securities under the 2017 Plan.

(2)	In accordance with the “evergreen” provision in the 2017 Plan, an additional 702,903 shares were automatically made available for issuance on the first day of 2022, which represents 6% of the number of shares outstanding on December 31, 2021; these shares are excluded from this calculation.

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

Incentive plan

2017 Incentive Plan

On May 20, 2017, our Board of Directors adopted the 2017 Plan, and on May 21, 2018, our Board of Directors approved the Amended and Restated 2017 Plan, which was further amended on April 25, 2020. The following summary describes the material terms of the 2017 Plan. The purpose of the 2017 Plan is to encourage the participants to contribute materially to our growth as a company, thereby benefitting our stockholder, and will align the economic interests of the participants with those of the stockholder.

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

Available shares. The maximum aggregate number of shares of common stock which may be issued under all awards granted to participants under the plan initially shall be 303,382 shares. All 303,382 of such authorized shares initially available may be issued in respect of incentive stock options. The number of authorized shares available for issuance under the plan shall automatically increase on January 1st of each year, in an amount equal to 6% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. However, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur. As of January 1, 2022, the maximum aggregate number of shares of common stock which may be issued under the plan is 997,893 shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 31, 2022:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 11,714,885 shares of common stock outstanding as of March 31, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 31, 2022 are counted as outstanding. Unless noted otherwise, the address of all listed stockholder is 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
Virpax Pharmaceuticals, LLC	2,730,438	(1)	23.3%
Sabby Management, LLC	876,834	(13)	7.5%
Kepos Capital LP	750,000	(14)	6.4%

Executive Officers and Directors Other Than 5% or Greater Stockholders
Anthony Mack	254,154	(1)(2)	2.2%
Jeffrey Gudin, MD	69,758	(3)	*
Gerald Bruce	49,214	(4)	*
Christopher Chipman	48,783	(5)(6)	*
Eric Floyd, PhD	54,092	(7)	*
Jerrold Sendrow, CFP	47,980	(8)	*
Thani Jambulingam, PhD	43,575	(9)	*
Gary Jacob, PhD	36,908	(10)	*
Vanila Singh, MD, MACM	28,408	(11)	*
Michael F. Dubin	—	(12)	*
Directors and Officers as a Group (10 persons)	3,363,310		27.7%

*	Less than 1%.

(1)	Anthony Mack, our Chief Executive Officer, and Jeffrey Gudin, our Executive Vice President and Chief Medical Officer, are the members of Virpax Pharmaceuticals, LLC. Due to Mr. Mack’s ownership of 88.8888% of the outstanding member units of Virpax Pharmaceuticals, LLC, he may be deemed to have sole voting and dispositive control over the shares of our common stock held by Virpax Pharmaceuticals, LLC. As a result, Mr. Mack may be deemed to beneficially own the shares of our common stock held by Virpax Pharmaceuticals, LLC.

(2)	Includes 176,812 shares of common stock held by Mr. Mack and his spouse and 77,342 shares of common stock held by Mr. Mack issuable upon exercise of stock options that are exercisable within 60 days of March 31, 2022. Does not include 94,009 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(3)	Includes 7,584 shares of common stock owned by Mr. Gudin and his spouse. Also, includes 62,174 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 31, 2022. Does not include 94,009 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(4)	Includes 4,045 shares of common stock and 45,169 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 31, 2022.

(5)	The shares of common stock are held by Chipman & Chipman LLC, a consulting firm of which Mr. Chipman is the Managing Member. As a result, Mr. Chipman has the sole voting and dispositive control over the shares of our common stock held by Chipman & Chipman LLC. As a result, Mr. Chipman may be deemed to beneficially own the shares of our common stock held by Chipman & Chipman LLC.

(6)	Includes 48,783 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of March 31, 2022. Does not include 77,343 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(7)	Includes 3,539 shares of common stock, and 50,553 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2022. Does not include 15,124 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(8)	Includes 4,506 shares of common stock and 43,474 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2022. Does not include 12,091 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(9)	Includes 100 shares of common stock and includes 43,475 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 31, 2022. Does not include 14,113 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(10)	Includes 3,500 shares of common stock and 33,408 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 31, 2022. Does not include 12,091 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(11)	Includes 28,408 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 31, 2022. Does not include 12,091 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(12)	Does not include 32,316 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 31, 2022.

(13)	Includes shares of Common Stock beneficially held by Sabby Volatility Warrant Master Fund, Ltd (“Sabby Fund”). Sabby Management LLC (“Sabby Management”) serves as the investment manager to Sabby Fund. Hal Mintz indirectly owns the shares of Common Stock held by Sabby Fund in his capacity as manager of Sabby Management. The principal business address of both Sabby Fund and Sabby is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. All information regarding Sabby, Sabby Management and Mr. Mintz is based on information disclosed in a statement on Schedule 13G filed with the SEC on January 4, 2022.

(14)	The principal business address of Kepos Capital LP is 11 Times Square, 35th Floor, New York, New York 10036 All information regarding Kepos Capital LP is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 4, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholder.

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

Promissory Notes Executive Officers

We have entered into three promissory notes with our Chief Executive Officer, Anthony Mack, and one promissory note with our Chief Financial Officer, Christopher Chipman. All four promissory notes with our executive officers have been repaid in full. Please refer to the “Liquidity and Capital Resources” section above for further details.

Policies and Procedures for Related Party Transactions:

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020 and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked with considering all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Dr. Floyd, Mr. Sendrow, Dr. Jambulingam, Dr. Jacob, Dr. Singh, and Mr. Dubin do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years.

Year ending December 31,	2021	2020
Audit fees(1)	$252,309	$184,808
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$252,309	$184,808

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements. Audit fees includes fees of approximately $91,000 for consents and comfort letters in 2021 and $91,000 for consents in 2020.

Auditor Independence

In our fiscal year ended December 31, 2021, there were no other professional services provided by EisnerAmper LLP, located in Philadelphia, Pennsylvania, Firm ID: 274, that would have required our audit committee to consider their compatibility with maintaining the independence of EisnerAmper LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to EisnerAmper LLP for our fiscal years ended December 31, 2021 and 2020 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-23 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.4	Description of Securities.*
10.1	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020).
10.2	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.3	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).†
10.4	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.5	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.6	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.7	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.*†
10.8	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 13, 2021). †
10.9	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Christopher M. Chipman, dated April 7, 2021.*†
10.10	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 19, 2021). †
10.11	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.*†
10.12	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.13	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.14	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.15	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020)#

10.16	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.17	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.18	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.19	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).
10.20	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.21	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.23	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.24	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021). #
10.25	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
10.26	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.*#
10.27	Agreement for Rendering of Research Services between Virpax Pharmaceuticals, Inc. and Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd., dated June 30, 2021 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).
10.28	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
10.29	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm for the financial statements of Virpax Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished, not filed.

†	Denotes management compensation plan or contract.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRPAX PHARMACEUTICALS, INC.
(Registrant)

Date: March 31, 2022	/s/ Anthony Mack
Anthony Mack
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Mack	Chief Executive Officer and Director	March 31, 2022
Anthony Mack	(Principal Executive Officer)

/s/ Christopher Chipman	Chief Financial Officer	March 31, 2022
Christopher Chipman	(Principal Financial and Accounting Officer)

/s/ Eric Floyd, PhD	Director and Chairman, Compensation Committee,	March 31, 2022
Eric Floyd, PhD	Scientific and Technology Committee

/s/ Jeffrey Gudin, MD	Chief Medical Officer, Director	March 31, 2022
Jeffrey Gudin, MD

/s/ Jerrold Sendrow, CFP	Director and Chairman, Audit Committee	March 31, 2022
Jerrold Sendrow, CFP

/s/ Thani Jambulingam, PhD	Director and Chairman, Corporate Governance	March 31, 2022
Thani Jambulingam, PhD

/s/ Gary Jacob, PhD	Director	March 31, 2022
Gary Jacob, PhD

/s/ Vanila M. Singh, MD	Director	March 31, 2022
Vanila M. Singh, MD

/s/ Gerald Bruce	Director	March 31, 2022
Gerald Bruce

/s/ Michael Dubin	Director	March 31, 2022
Michael Dubin

VIRPAX PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Virpax Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 31, 2022

VIRPAX Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$36,841,992	$54,796
Prepaid expenses and other current assets	2,730,444	18,273
Total current assets	39,572,436	73,069
Deferred financing costs	—	392,337
Total assets	$39,572,436	$465,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$2,087,691	$3,115,924
Notes payable	—	543,990
Total current liabilities	2,087,691	3,659,914
Notes payable, net of current portion	—	21,590
Related party notes payable, net of current portion	—	1,000,000
Total liabilities	2,087,691	4,681,504

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,885 shares issued and outstanding as of December 31, 2021; 3,145,153 shares issued and outstanding as of December 31, 2020	117	31
Additional paid-in capital	60,188,535	6,431,715
Accumulated deficit	(22,703,907)	(10,647,844)
Total stockholders’ equity (deficit)	37,484,745	(4,216,098)
Total liabilities and stockholders’ equity (deficit)	$39,572,436	$465,406

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
OPERATING EXPENSES
General and administrative	$7,186,385	$2,904,104
Research and development	4,839,115	1,291,615
Total operating expenses	12,025,500	4,195,719
Loss from operations	(12,025,500)	(4,195,719)

OTHER (EXPENSE) INCOME
Interest expense	(92,822)	(147,934)
Other income	62,259	4,000
	(30,563)	(143,934)
Loss before tax provision	(12,056,063)	(4,339,653)
Benefit from income taxes	—	—
Net loss	$(12,056,063)	$(4,339,653)

Basic and diluted net loss per share	$(1.81)	$(1.40)
Basic and diluted weighted average common stock outstanding	6,677,271	3,107,502

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at January 1, 2020	—	$—	3,018,673	$30	$3,575,886	$(6,308,191)	$(2,732,275)
Common stock issued pursuant to subscription agreements	—	—	139,220	1	1,376,899	—	1,376,900
Common stock issued in payment of consulting services and settlement of accounts payable	—	—	533	—	5,288	—	5,288
Stock-based compensation	—	—	—	—	1,473,642	—	1,473,642
Restricted stock awards granted	—	—	6,952	—	—	—	—
Restricted stock awards forfeited	—	—	(20,225)	—	—	—	—
Net loss	—	—	—	—	—	(4,339,653)	(4,339,653)

Balance at December 31, 2020	—	—	3,145,153	31	6,431,715	(10,647,844)	(4,216,098)
Common stock issued pursuant to initial public offering, net of offering costs	—	—	1,800,000	18	15,783,189	—	15,783,207
Common stock issued pursuant to underwritten public offering, net of offering costs	—	—	6,670,000	67	36,999,398	—	36,999,465
Cashless exercise of stock options and warrants	—	—	85,669	—	—	—	—
Stock-based compensation	—	—	—	—	974,234	—	974,234
Restricted stock awards granted	—	—	15,000	1	(1)	—	—
Restricted stock awards forfeited	—	—	(937)	—	—	—	—
Net loss	—	—	—	—	—	(12,056,063)	(12,056,063)

Balance at December 31, 2021	—	$—	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,056,063)	$(4,339,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	147,934
Forgiveness of PPP loan	(61,816)	—
Stock-based compensation	974,234	1,473,642
Common stock issued in payment of consulting services and settlement of accounts payable	—	5,288
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,712,171)	(13,090)
Accounts payable and accrued expenses	(686,776)	1,341,019
Net cash used in operating activities	(14,542,592)	(1,384,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(503,764)	—
Proceeds from issuance of debt	—	72,100
Proceeds from related party notes payable	100,000	—
Repayment of related party notes payable	(1,100,000)	—
Offering costs related to underwritten public offering	(3,020,535)	—
Proceeds from underwritten public offering of common stock	40,020,000	—
Offering costs related to initial public offering	(2,165,913)	—
Proceeds from initial public offering of common stock	18,000,000	—
Deferred financing costs	—	(50,880)
Proceeds from the issuance of stock	—	1,376,900
Net cash provided by financing activities	51,329,788	1,398,120
Net change in cash	36,787,196	13,260
Cash, beginning of year	54,796	41,536
Cash, end of year	$36,841,992	$54,796

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$362,822	$—
Cash paid for taxes	$—	$—
Debt issued in payment of consulting services and settlement of accounts payable	$—	$228,960
Deferred financing costs, included in accounts payable and accrued expenses	$—	$341,457

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Business and Liquidity

Business

Virpax Pharmaceuticals, Inc. (“Virpax” or the “Company”) was incorporated on May 12, 2017 in the state of Delaware. Virpax is a preclinical-stage pharmaceutical company focused on developing novel and proprietary drug-delivery systems, and drug-releasing technologies focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders to enhance patients’ quality of life.

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

The Company incurred a net loss of $12,056,063 and $4,339,653 for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $22,703,907 as of December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

On February 19, 2021, the Company completed its initial public offering (the “IPO”) of 1,800,000 shares of its common stock at an initial offering price of $10.00 per share. The gross proceeds from the IPO were $18.0 million. The net proceeds of the IPO were approximately $15.8 million after deducting underwriting discounts, commissions and offering expenses payable by the Company, including offering costs paid and offering costs accrued and unpaid as of December 31, 2020. In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of Company common stock at an exercise price of $12.50 per share, which is 125% of the initial public offering price.

On September 16, 2021, the Company completed an underwritten public offering of 6,670,000 shares of its common stock at a price of $6.00 per share (the “Underwritten Public Offering”). The gross proceeds from the Underwritten Public Offering were $40.0 million. The net proceeds of the Underwritten Public Offering were approximately $37.0 million after deducting underwriting discounts, commissions and offering expenses payable by the Company.

In addition, with respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Management believes that current cash is sufficient to fund operations and capital requirements for at least 12 months from the filing of this annual report. Additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also has the ability to curtail spending in research and development activities in order to conserve cash.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Equivalent common shares
Stock options	669,067	486,101
Warrants	18,436	5,056
RRD note conversion	-	49,897

Cash — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $36,841,992 and $54,796 as of December 31, 2021 and December 31, 2020, respectively.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of the Company’s common shares prior to its initial public offering, and for options, the expected life of the option and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of options was estimated using the simplified method, as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2021, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2021	December 31, 2020
Prepaid insurance	$152,801	$8,257
Legal retainer	103,050	3,643
Professional and consulting fees	8,453	5,838
Research and development	2,466,140	—
Other prepaid expenses and current assets	—	534
	$2,730,444	$18,273

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2021	December 31, 2020
Accrued payroll	$627,281	$—
Deferred CEO compensation	—	1,028,110
Research and development expenses	930,561	1,045,505
Legal expenses	510,008	437,471
Professional fees	—	253,462
Interest payable/accrued	—	270,000
Accounting consulting fees	4,166	45,904
Taxes	8,000	13,365
Other	7,675	22,107
	$2,087,691	$3,115,924

Note 5. Notes Payable

On October 1, 2018, the Company entered into a promissory note, as amended, (the “2018 Promissory Note”), which promised to pay Anthony Mack, Chief Executive Officer and significant investor, the principal amount of $500,000, and bore interest at a rate of 11.19% per annum. The 2018 Promissory Note stated that the principal was due on January 15, 2021. As of December 31, 2020, the balance on the 2018 Promissory Note was $500,000, with accrued interest of $125,887. During the year ended December 31, 2021, the Company fully repaid the balance due of $500,000 on this promissory note with accrued interest of $166,296.

On January 15, 2019, the Company entered into a promissory note, as amended, (the “2019 Promissory Note”), which promised to pay Anthony Mack the principal amount of $500,000 and bore interest at a rate of 11.19% per annum. The 2019 Promissory Note stated that the principal was due on January 15, 2021. As of December 31, 2020, the balance on the 2019 Promissory Note was $500,000, with accrued interest of $109,569. During the year ended December 31, 2021, the Company fully repaid the balance due of $500,000 on this promissory note with accrued interest of $149,977.

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

In February 2021, the Company fully paid the balance on its RRD Note of $493,480, with $34,544 of accrued interest, with proceeds from the Company’s IPO.

On May 4, 2020, the Company entered into a Promissory Note (the “PPP Note”) with PNC Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $72,100 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds were available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that was forgiven was to be calculated in part with reference to the Company’s full-time headcount during the period ending October 31, 2020. The interest rate on the PPP Note was a fixed rate of 1% per annum. The PPP Note matured in two years. On July 2, 2021, the SBA notified the Company that the forgiveness amount totaled $61,816 which was recorded as other income within the statement of operations in 2021. The remaining balance of $10,284 was fully repaid by the Company during the year ended December 31, 2021.

The following table summarizes the Company’s notes payables:

	December 31, 2021
	Balance as of January 1, 2021	Debt Forgiveness	Notes Issued	Note Payments	Balance as of December 31, 2021
Related party notes payable
Anthony Mack 2018 Promissory Note	$500,000	$—	$—	$(500,000)	$—
Anthony Mack 2019 Promissory Note	500,000	—	—	(500,000)	—
Related party notes payable	—	—	100,000	(100,000)	—
Total related party notes payable	1,000,000	—	100,000	(1,100,000)	—
RRD Note	493,480	—	—	(493,480)	—
SBA PPP Loan	72,100	(61,816)	—	(10,284)	—
Total notes payable	1,565,580	(61,816)	100,000	(1,603,764)	—
Less: Current portion of notes payable	543,990	(61,816)	100,000	(582,174)	—
Total non-current portion of notes payable	$1,021,590	$—	$—	$(1,021,590)	$—

	December 31, 2020
	Balance as of January 1, 2020	Debt Forgiveness	Notes Issued	Note Payments	Balance as of December 31, 2020
Related party notes payable
Anthony Mack 2018 Promissory Note	$500,000	$—	$—	$—	$500,000
Anthony Mack 2019 Promissory Note	500,000	—	—	—	500,000
Related party notes payable	—	—	—	—	—
Total related party notes payable	1,000,000	—	—	—	1,000,000
RRD Note	264,520	—	228,960	—	493,480
SBA PPP Loan	—	—	72,100	—	72,100
Total notes payable	1,264,520	—	301,060	—	1,565,580
Less: Current portion of notes payable	1,264,520	—	279,470	—	543,990
Total non-current portion of notes payable	$1,021,590	$—	$21,590	$—	$1,021,590

Interest expense was $92,822 and $147,934 for the years ended December 31, 2021 and 2020, respectively.

Note 6. Commitments and Contingencies

Employment Agreements

The Company has an employment agreement with Anthony Mack, the Company’s Chief Executive Officer (“CEO”), effective September 18, 2018. The agreement may be terminated by either party at any time upon written notice provided to the other party. Concurrent with the employment agreement, the CEO and the Company agreed to an Executive Confidentiality Agreement that contains standard non-closure and non-competition provisions. In the event we terminate the employment agreement other than for cause, or the CEO terminates the agreement for good reason, we will pay the CEO the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release form and the compliance by the CEO with the release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of employment. The Company’s Chief Executive Officer also elected to defer salary temporarily. Deferred compensation due to the Company’s Chief Executive Officer amounted to $0 and $1,005,000 as of December 31, 2021 and December 31, 2020, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint. On March 21, 2022, Plaintiffs filed a motion for leave to file a Third Amended Complaint. The proposed Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit at this time.

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

While expected to be temporary, these disruptions may negatively impact the Company’s results of operations, financial condition, and liquidity in 2022 and potentially beyond.

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

During the year ended December 31, 2020, the Company issued 139,220 shares of common stock pursuant to subscription agreements for gross proceeds totaling $1,376,900. Anthony Mack, the Company’s CEO, and an immediate family member of Mr. Mack, purchased 40,450 and 8,999 of these shares of common stock for gross proceeds totaling $400,000 and $89,000, respectively, for the year ended December 31, 2020. There were no such purchases by the CEO and immediate family member during the year ended December 31, 2021. Also, the Company issued 45,448 shares of the Company’s common stock upon the exercise of 87,751 options in a cashless exercise during the year ended December 31, 2021.

In addition, during the year ended December 31, 2020, the Company issued 533 shares of common stock in payment of consulting services and settlement of accounts payable totaling $5,288.

Warrants

In September 2020, the Company granted to a service provider warrants to purchase 5,056 shares of the Company’s common stock at an exercise price of $9.89 per share.

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of initial public offering price. The warrants have a five-year term. The fair value allocated to the warrants of $639,000 was accounted for as a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including a term of 5 years, expected price volatility of 100%, and a risk-free interest rate of 0.6%.

The Company issued 40,221 shares of the Company’s common stock upon the exercise of 76,620 warrants in a cashless exercise during the year ended December 31, 2021.

There were warrants to purchase 18,436 shares of the Company’s common stock outstanding as of December 31, 2021.

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

As of December 31, 2021 and December 31, 2020, there were 6,196 and 5,056 of unvested restricted stock awards issued totaling $39,862 and $50,000, respectively, based on a fair value of the Company’s common stock on the respective date of grant. During the years ended December 31, 2021 and 2020, there were 15,000 and 6,952 restricted stock awards granted, respectively, and 937 and 20,225 of restricted stock awards were forfeited, respectively. The Company recognized $79,438 and $156,250 of stock based compensation for vested restricted shares during the years ended December 31, 2021 and 2020, respectively.

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

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $974,234 and $1,473,642, respectively. The Company recorded $915,423 and $1,473,642 of this stock-based compensation within general and administrative expense and $58,811 and $0 within research and development expense on the accompanying statement of operations for the years ended December 31, 2021 and 2020, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the years ended December 31, 2021 and 2020 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2021	2020
Expected term (years)	5.74	5.24
Risk-free interest rate	1.04%	0.48%
Expected volatility	78.98%	68.50%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	236,458	$9.89	8.96	$-
Forfeited	(20,225)	9.89
Granted	269,868	9.89
Options outstanding at December 31, 2020	486,101	9.89	8.68	-
Forfeited	(5,000)	4.62
Exercised	(87,751)	9.89
Granted	275,717	4.62	-	-
Options outstanding at December 31, 2021	669,067	$7.75	8.34	$-
Options exercisable at December 31, 2021	424,769	$9.52	7.80	$-

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $3.05 and $5.66, respectively.

As of December 31, 2021, there was $494,570 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 1.90 years.

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

Note 9. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, there was no income tax expense.

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net-operating loss carryforwards	$5,771,000		$2,008,000
Stock-based compensation	805,000		688,000
Accrued payroll	-		297,000
R&D credit	86,000		10,000
Other	6,000		77,000
Total deferred tax assets	6,668,000		3,080,000
Valuation allowance	(6,668,000)		(3,080,000)
Net deferred tax asset	$—	$

The change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $3,460,000 and $1,254,000, respectively.

The Company’s reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax expense at federal statutory rate
Change in valuation allowance	(21.8)%	(21.0)%
Other	0.8%	-%
Effective tax rate	0.0%	0.0%

The Company had approximately $19,974,000 of gross net operating loss (“NOL”) carryforwards, for both federal and state, as of December 31, 2021.

The Company’s ability to use net operating loss, other carry forwards and tax credits is subject to limitation in subsequent periods under certain provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, upon a more than 50% change in ownership of the Company’s stock by a 5% or greater shareholder. The Company examined the application of Section 382 with respect to ownership changes that took place during 2021, as well as the limitation on the application of net operating loss carry forwards. The Company has determined that a more than 50% ownership change occurred on September 16, 2021. The Company has determined that the recent change in ownership limits the Company’s usage of net operating loss, other carry forwards and tax credits as of the change in ownership date to an annual amount of $4.1 million. The Company’s net carryforwards and tax credits may be further limited in the future if additional ownership changes occur.

From the total of the Company’s federal NOL of $19,974,000, $326,000 expires in 2037, and the remaining NOL has an indefinite carryover period but its usage is limited to 80% of taxable income in any subsequent year. The Company’s state NOL’s of $19,974,000 expire from 2037 through 2041.

Note 10. Related-Party Transactions

As discussed in Note 5, in October 2018 and January 2019 the Company issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company and were repaid with the net proceeds from the Company’s Underwritten Public Offering. In addition, in January 2021, the Company issued notes with an aggregate principal amount of $75,000 to Anthony Mack, Chief Executive Officer and significant investor of the Company and $25,000 to Christopher Chipman, Chief Financial Officer. These notes were paid off with the proceeds from the Company’s initial public offering.

As discussed in Note 6, the Company’s Chief Executive Officer elected to temporarily defer his salary. Deferred compensation due to the Company’s Chief Executive Officer amounted to $0 and $1,005,000 as of December 31, 2021 and December 31, 2020, respectively, which was repaid with the net proceeds from the Company’s underwritten public offering. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation.

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

License Agreement

On June 6, 2017, as a result of the Company’s exercise of the MedPharm Option under the MedPharm Research and Option Agreement, the Company entered into a license agreement, as amended on September 2, 2017 and October 31, 2017 (the “MedPharm License Agreement”), with MedPharm for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Diclofenac Epolamine (“Epoladerm”), that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses). Under the MedPharm License Agreement, the Company is required to make future milestone and royalty payments to MedPharm. We are obligated to make aggregate milestone payments to MedPharm of up to GBP 1.150 million upon the achievement of specified development milestones (payable in Great British Pounds). Additional milestone payments are due upon the achievement of certain development and commercial milestones achieved outside the United States, payable on a country-by-country basis. Royalty payments must be paid to MedPharm in an amount equal to a single-digit percentage of net sales of all MedPharm Product sold by us during the royalty term in the territory. Royalties shall be payable, on a country-by-country basis, during the period of time commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on December 4, 2028. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

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

Nanomerics License Agreement (AnQlar)

On August 7, 2020, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement”) for the exclusive North American license to develop and commercialize a High-Density Molecular Masking Spray (“AnQlar”) as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections in humans. Under the Nanomerics License Agreement, the Company was required to make royalty payments and milestone payments upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). See also Note 12 - Subsequent Events for discussion of the amendment and restatement of the Nanomerics License Agreement, entered into on March 9, 2022.

Nanomerics License Agreement (VRP324)

On September 17, 2021, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - VRP324”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. Under the Nanomerics License Agreement – VRP324, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company paid an upfront milestone payment upon signing of $200,000 and is required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if the Company concludes in writing to Nanomerics that the study aim has not been achieved or the Company notifies Nanomerics that the Company has decided against proceeding with a Phase III Clinical trial.

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

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. The Company recorded $870,000 in research and development expense for the year ended December 31, 2021 associated with this agreement.

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

Note 12. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 31, 2022. The following are material subsequent events:

On January 31, 2022, our Board of Directors approved an equity compensation award for the Company’s officers and employees. The Board approved this award of options to purchase an aggregate of 321,204 shares of Common Stock pursuant to the 2017 Plan. The options, other than Mr. Mack’s, have an exercise price of $2.13 per share, the fair market value of the Common Stock on the date of grant. Mr. Mack’s options have an exercise price of $2.34 per share, which represents 110% of the fair market value on the date of grant. The options granted to the officers and employees vest in three equal installments beginning on the one-year anniversary of the grant date, and have a ten-year expiration date.

On January 1, 2022, options were granted to the Non-Employee Directors pursuant to the 2017 Plan to purchase an aggregate of 77,601 shares of Common Stock. The options have an exercise price of $3.43 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics $1,500,000.