Form 10-Q
period 2022-03-31
Virpax Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from_____ to______

Commission File Number: 001-40064

VIRPAX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in the charter)

Delaware	82-1510982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1055 Westlakes Drive, Suite 300

Berwyn, PA 19312

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(610) 727-4597

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	VRPX	The Nasdaq Capital Market

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

There were 11,714,725 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of May 16, 2022.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED MARCH 31, 2022

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021*
	(Unaudited)
ASSETS
Current assets
Cash	$30,797,135	$36,841,992
Prepaid expenses and other current assets	3,948,839	2,730,444
Total current assets	34,745,974	39,572,436

Total assets	$34,745,974	$39,572,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,186,891	$2,087,691
Total current liabilities	2,186,891	2,087,691
Total liabilities	2,186,891	2,087,691

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 designated shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,725 shares issued and outstanding as of March 31, 2022; 11,714,885 shares issued and outstanding as of December 31, 2021	117	117
Additional paid-in capital	60,399,875	60,188,535
Accumulated deficit	(27,840,909)	(22,703,907)
Total stockholders’ equity	32,559,083	37,484,745
Total liabilities and stockholders’ equity	$34,745,974	$39,572,436

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
OPERATING EXPENSES
General and administrative	$1,782,413	$1,273,572
Research and development	3,341,406	1,075,000
Total operating expenses	5,123,819	2,348,572
Loss from operations	(5,123,819)	(2,348,572)

OTHER EXPENSE
Other expense	(13,183)	—
Interest expense	—	(30,699)
Loss before tax provision	(5,137,002)	(2,379,271)
Benefit from income taxes	—	—
Net loss	$(5,137,002)	$(2,379,271)

Basic and diluted net loss per share	$(0.44)	$(0.60)
Basic and diluted weighted average common stock outstanding	11,708,690	3,945,153

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	—	$—	3,145,153	$31	$6,431,715	$(10,647,844)	$(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	—	—	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	—	—	369,884	—	369,884
Net loss	—	—	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	—	$—	4,945,153	$49	$22,584,788	$(13,027,115)	$9,557,722

Balance at December 31, 2021	—	$—	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745

Restricted stock awards forfeited	—	—	(160)	—	—	—	—
Stock-based compensation	—	—	—	—	211,340	—	211,340
Net loss	—	—	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	—	$—	11,714,725	$117	$60,399,875	$(27,840,909)	$32,559,083

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,137,002)	$(2,379,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	30,699
Stock-based compensation	211,340	369,884
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,218,395)	(936,784)
Accounts payable and accrued expenses	99,200	(164,766)
Net cash used in operating activities	(6,044,857)	(3,080,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(493,480)
Proceeds from related party notes payable	—	100,000
Repayment of related party notes payable	—	(100,000)
Offering costs related to initial public offering	—	(2,216,793)
Proceeds from initial public offering of common stock	—	18,000,000
Net cash provided by financing activities	—	15,289,727

Net change in cash	(6,044,857)	12,209,489
Cash, beginning of period	36,841,992	54,796
Cash, end of period	$30,797,135	$12,264,285

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$—	$34,707
Cash paid for taxes	$—	$—

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business and Liquidity

Business

Virpax Pharmaceuticals, Inc. (“Virpax” or the “Company”) was incorporated on May 12, 2017 in the state of Delaware. Virpax is a preclinical stage pharmaceutical company focused on developing novel and proprietary drug-delivery systems, and drug-releasing technologies focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders to enhance patients’ quality of life.

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

The Company incurred a net loss of $5,137,002 and $2,379,271 for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $27,840,909 as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

Management believes that current cash is sufficient to fund operations and capital requirements for at least 12 months from the filing of this quarterly report. Additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also has the ability to curtail spending in research and development activities in order to conserve cash.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at March 31, 2022, and its results of operations and its cash flows for the three months ended March 31, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2021 and 2020 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2021 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Equivalent common shares
Stock options	1,067,872	486,101
Warrants	18,436	95,056
Unvested restricted stock awards	1,972	3,555

Cash —At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $30,797,135 and $36,841,992 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2022, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$1,022,228	$152,801
Research and development	2,772,559	2,466,140
Legal retainer	103,050	103,050
Professional and consulting fees	28,066	8,453
Other prepaid expenses and current assets	22,936	—
	$3,948,839	$2,730,444

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2022	December 31, 2021
Accrued payroll	$155,930	$627,281
Research and development expenses	1,016,208	930,561
Insurance premiums	681,769	—
Legal expenses	232,676	510,008
Professional fees	15,788	—
Accounting consulting fees	31,120	4,166
Tax expenses	43,000	8,000
Other	10,400	7,675
	$2,186,891	$2,087,691

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit at this time.

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

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s current Certificate of Incorporation authorizes the issuance of preferred stock. The total number of shares which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share.

Common Stock

The Company’s current Certificate of Incorporation authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share.

On February 19, 2021, the Company issued 1,800,000 shares of common stock related to the Company’s IPO, for net proceeds totaling $15,783,207, after deducting underwriting discounts and offering expenses.

Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term. The fair value allocated to the warrants of $639,000 was accounted for as a component of stockholders’ equity during the three months ended March 31, 2021. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including a term of 5 years, expected price volatility of 100%, and a risk-free interest rate of 0.6%.

There were warrants to purchase 18,436 shares of the Company’s common stock outstanding as of March 31, 2022. There were no warrant grants or exercises during the three months ended March 31, 2022 and 2021.

Note 7. Stock-Based Compensation

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

As of March 31, 2022 and December 31, 2021, there were 1,972 and 6,196 of unvested restricted stock awards issued totaling $17,849 and $39,862, respectively, based on a fair value of the Company’s common stock on the respective date of grant. During the three months ended March 31, 2022 and 2021, there were no restricted stock awards granted, respectively, and 160 shares of restricted stock awards were forfeited during the three months ended March 31, 2022. The Company recognized $22,013 and $14,844 of stock based compensation for vested restricted shares during the three months ended March 31, 2022 and 2021, respectively.

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

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $211,340 and $369,884, respectively, which is included in general and administrative expense on the accompanying statement of operations. The Company recorded $175,247 and $369,884 of this stock-based compensation within general and administrative expense and $36,093 and $0 within research and development expense on the accompanying statements of operations for the three ended March 31, 2022 and 2021, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the three months ended March 31, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2022	2021
Expected term (years)	5.90	-
Risk-free interest rate	1.62%	-
Expected volatility	70.00%	-
Expected dividend yield	0.00%	-

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

The following is a summary of stock option activity under the stock option plan for the three months ended March 31, 2022 and for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	486,101	$9.89	8.68	$-
Forfeited	(5,000)	4.62
Exercised	(87,751)	9.89
Granted	275,717	4.62	-	-
Options outstanding at December 31, 2021	669,067	7.75	8.34	-
Forfeited	-	-
Cancelled	-	-
Granted	398,805	2.16	-	-
Options outstanding at March 31, 2022	1,067,872	$5.75	8.74	$-
Options exercisable at March 31, 2022	397,402	$9.89	7.44	$-

On January 31, 2022, our Board of Directors approved an equity compensation award for the Company’s officers and employees. The Board approved this award of options to purchase an aggregate of 321,204 shares of Common Stock pursuant to the 2017 Plan. The options, other than Mr. Mack’s, have an exercise price of $2.13 per share, the fair market value of the Common Stock on the date of grant. Mr. Mack’s options have an exercise price of $2.34 per share, which represents 110% of the fair market value on the date of grant. The options granted to the officers and employees vest in three equal installments beginning on the one-year anniversary of the grant date and have a ten-year expiration date.

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

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 was $2.16. The Company did not grant stock options during the three months ended March 31, 2021.

As of March 31, 2022, there was $878,060 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 2.16 years.

Note 8. Related-Party Transactions

In October 2018 and January 2019, the Company issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company and were repaid with the net proceeds from the Company’s Underwritten Public Offering in September 2021. In addition, in January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from the Company’s initial public offering in February 2021.

The Company’s Chief Executive Officer elected to temporarily defer his salary. In March 2021, the Company’s Chief Executive Officer ceased deferring compensation with an accrued balance of $1,052,000. This balance was paid off in September 2021 with proceeds from the underwritten public offering.

Note 9. Research and Development and License Agreements

MedPharm Limited

Research and Option Agreement

On April 11, 2017, the Company entered into a research and option agreement, as amended on May 30, 2018 (the “MedPharm Research and Option Agreement”), with MedPharm Limited, a company organized and existing under the laws of the United Kingdom (“MedPharm”), pursuant to which MedPharm granted the Company an option to obtain an exclusive, world-wide, royalty bearing license to use certain technology developed by MedPharm. Pursuant to the MedPharm Research and Option Agreement, MedPharm will conduct certain research and development of proprietary formulations incorporating certain MedPharm technologies and certain of the Company’s proprietary molecules.

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

Nanomerics Ltd.

Nanomerics Collaboration Agreement

On April 11, 2019, the Company entered into an exclusive collaboration and license agreement, as amended (the “Nanomerics Collaboration Agreement”), with Nanomerics Ltd., a company organized and existing under the laws of United Kingdom (“Nanomerics”), for the exclusive world-wide license to develop and commercialize products, including NES100, which contain hydrophilic neuropeptide Leucin5-Enkephalin and an amphiphile compound which is quaternary ammonium palmitoyl glycol chitosan, to engage in a collaborative program utilizing Nanomerics’ knowledge, skills and expertise in the clinical development of products and to attract external funding for such development. The Nanomerics Collaboration Agreement was also amended to include a program for the preclinical development of a product for post-traumatic stress disorder.

Under the Nanomerics Collaboration Agreement, the Company is required to make royalty payments equal to a single digit percentage of annual net sales of royalty qualifying products. The Company is also required to make aggregate milestone payments of up to $103 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics Collaboration Agreement. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim (patent is set to expire on November 3, 2034); and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the agreement upon 180 days prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its right title and interest in all results other than results specific to (a) the Device (as defined in the Nanomerics Collaboration Agreement), including its manufacture or use; and (b) the Technology, but excluding any clinical Results relating to the Compound or Licensed Products (all terms as defined in the Nanomerics Collaboration Agreement).

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the three months ended March 31, 2022.

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

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, the Company paid a milestone payment of $500,000 upon meeting this study aim in April 2022.

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

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of preclinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. The Company recorded $270,000 and $0 in research and development expense respectively for the three months ended March 31, 2022 and 2021 associated with this agreement.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, NES100, an intranasal peptide, for the management of acute and chronic non-cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the preclinical characterization of NES100 as a novel analgesic for acute and chronic non-cancer pain, and for studies to further develop NES100 through investigative new drug (“IND”) enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the NES100 dosage form.

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

Note 10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 16, 2022. The following are material subsequent events:

On April 25, 2022, options were granted to a consultant pursuant to the 2017 Plan to purchase an aggregate of 60,000 shares of Common Stock. The options have an exercise price of $1.76 per share, the fair market value of the Common Stock on the date of grant. The options granted to the consultant will vest upon the one-year anniversary of the grant date and have a ten-year expiration date. Options were also granted to the Company’s EVP Commercial Operations and director pursuant to the 2017 Plan to purchase an aggregate of 60,000 shares of Common Stock. The options have an exercise price of $1.76 per share, the fair market value of the Common Stock on the date of grant. The options granted to this individual vest immediately upon grant and have a ten-year expiration date.

U.S Army Institute of Surgical Research

On April 28, 2022, the Company entered into a CRADA with the U.S. Army Institute of Surgical Research (USAISR) to evaluate Probudur. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023 unless it is revised by mutual written agreement. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth;

●	the continued spread of COVID-19 and the resulting global pandemic and its impact on our preclinical studies and clinical studies, including impacts on our supply chain; and.

●	the outcome of certain current litigation in which we and our Chief Executive Officer are named as defendants (see “Item 3—Legal Proceedings” for more information on our current litigation).

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

Company Overview

We are a preclinical-stage pharmaceutical company focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize each product candidate in our pipeline. Our drug-delivery systems, and drug-releasing technologies being developed are focused on advancing non-opioid and non-addictive pain management treatments and treatments for central nervous system (“CNS”) disorders to enhance patients’ quality of life.

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD, (ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (Probudur™), and (iii) Topical Spray Film Delivery Technology for osteoarthritis pain (Epoladerm™). We believe Envelta could support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. We intend to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive worldwide rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. While we are currently focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop our anti-viral therapy (AnQlar™) as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (“COVID 19”). We currently have exclusive global rights for AnQlar pursuant to a collaboration and license agreement.

Envelta

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options for pain. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into by us and the National Center for Advancing Translational Sciences (“NCATS”). We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, two of the four planned initial in vitro studies have been successfully completed. These preclinical studies under the CRADA are expected to be conducted in 2022.

In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings.

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

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above (see Note 9 - “Research and Development and License Agreements” to our condensed financial statements filed herewith) under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of preclinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. We recorded $270,000 and $0 in research and development expense for the three months ended March 31, 2022 and 2021, respectively, associated with this agreement.

On April 28, 2022, we entered into a CRADA with the U.S. Army Institute of Surgical Research (USAISR) to evaluate Probudur. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023 unless it is revised by mutual written agreement. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

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

On December 17, 2021, we executed a clinical trial agreement with Altasciences Company, Inc., a leading clinical trial services company, for a First-in-Human study investigating Epoladerm™ for pain associated with chronic osteoarthritis of the knee. The study is planned to take place in Canada with a Clinical Trial Application (“CTA”) filing. Original enrollment of the first patient was anticipated to start in the second quarter of 2022; however, due to a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, enrollment is now anticipated to start in fourth quarter of 2022.

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

The successful completion of the above studies has allowed us to initiate the drafting of the IND submission documents that would accompany the IND application to the FDA, including a trial design for a Phase I study for chronic osteoarthritis of the knee. In addition, we have scheduled a series of preclinical studies for this chronic use indication to run in parallel with our anticipated Phase I study for Epoladerm. The filing of the IND application would follow the anticipated First-in-Human study in Canada noted above and we plan to submit the results of this study to facilitate a more robust submission.

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

We submitted and received a written pre-investigational new drug (“pre-IND”) response from the FDA for AnQlar. In its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an over the counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as an intranasal protective that may limit transmission of the viruses to others. If we are able to successfully complete the required clinical trials for this product candidate, we intend to move forward and pursue an NDA for AnQlar as a once daily intranasal treatment. The FDA has indicated that, upon successful completion, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

In August 2021, we engaged Syneos Health to assist with the optimal clinical trial design to facilitate an efficient regulatory and development timeline.

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

On October 19, 2021, we engaged Nanomerics to supply AnQlar for our planned IND enabling toxicology studies. Nanomerics initiated the production of this supply during the quarter ended March 31, 2022.

VRP324

VRP324 is being developed by Nanomerics as an investigational formulation delivered via the nasal route to enhance CBD transport to the brain. VRP324 uses a preassembled device and cartridge to propel the CBD powder formulation into the nose to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment.

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022.

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

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements contained within our Form 10-K for the year ended December 31, 2021, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares prior to becoming a public company, and for options, the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 7 to notes to condensed financial statements.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Operating expenses:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$1,782,413	$1,273,572	$508,841	40%
Research and development	3,341,406	1,075,000	2,266,406	211%
Total operating expenses	$5,123,819	$2,348,572	$2,775,247	118%

General and administrative expenses increased by $508,841, or 40%, to $1,782,413 for the three months ended March 31, 2022 from $1,273,572 for the three months ended March 31, 2021. The primary reason for the increase in general and administrative costs was the result of (i) an increase in legal defense costs with regard to litigation and general corporate legal costs of $295,252, (ii) an increase in salaries and wages and employee benefits related to new hires of $179,426, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $146,849, and (iv) an increase in non-executive board compensation of $60,000. This was offset by a decrease in stock based compensation of $194,637.

Research and development expenses increased by $2,266,406, or 211%, to $3,341,406 for the three months ended March 31, 2022 from $1,075,000 for the three months ended March 31, 2021. The increase was primarily attributable to (i) Milestone payments of $1,500,000 and $1,000,000 made to Nanomerics related to AnQlar were triggered during the three months ended March 31, 2022 and 2021, respectively, (ii) an increase in preclinical activity of $1,012,067 related to AnQlar, (ii) increases in preclinical activity related to Epoladerm of $374,734, (iii) an increase in preclinical work related to Probudur of $297,322, and (iv) a slight increase in regulatory activities related to Envelta and preclinical activities related to VRP324 of $40,589 and $30,000, respectively.

Other expenses:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Other expense:
Other expense	$(13,183)	$-	$(13,183)	100%
Interest expense	$—	$(30,699)	$30,699	(100)%
Total other expenses:	$(13,183)	$(30,699)	$17,516	(57)%

Interest expense decreased by $30,699 to $0 for the three months ended March 31, 2022 from $30,699 for the three months ended March 31, 2021. The decrease was primarily the result of the repayment of a convertible promissory note and related party notes payable in 2021. Other expense increased by $13,183 for the three months ended March 31, 2022 primarily due to foreign exchange losses on the payment of accounts payable.

Liquidity and Capital Resources

Three Months Ended March 31, 2022 and Year Ended December 31, 2021

Capital Resources

	March 31,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$34,745,974	$39,572,436	$(4,826,462)	(12)%
Current liabilities	2,186,891	2,087,691	99,200	5%
Working capital	32,559,083	37,484,745	(4,925,662)	(13)%

As of March 31, 2022, our principal source of liquidity was our cash, which totaled approximately $30.8 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, preclinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Equity Financings

On February 16, 2021, we closed an initial public offering of 1,800,000 shares of our common stock at a public offering price of $10.00 per share, for net proceeds of $15.8 million, after deducting underwriting discounts and offering expenses. All of the net proceeds from the offering are substantially being used to fund research and development of our Epoladerm, Probudur, Envelta and AnQlar indications and other development programs, and for working capital and other general corporate purposes.

Debt

Promissory Notes

In October 2018 and January 2019, we issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company and were repaid with the net proceeds from our Underwritten Public Offering in September 2021. In addition, in January 2021, we issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from our initial public offering in February 2021.

Cash Flows

Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2022	2021
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(6,044,857)	$(3,080,238)
Financing activities	-	15,289,727
Increase (decrease) in cash	$(6,044,857)	$12,209,489

Operating Activities

For the three months ended March 31, 2022, cash used in operations was $6,044,857 compared to $3,080,238 for the three months ended March 31, 2021. The increase in cash used in operations was primarily the result of the increase in net loss and an increase in prepaid insurance and prepaid research and development costs.

Financing Activities

Cash provided by financing activities was $15,289,727 during the three months ended March 31, 2021, attributable primarily due to net proceeds received from our initial public offering in February 2021 of $15,783,207, after deducting underwriting discounts and offering expenses. This was slightly offset by repayment in full of our RRD note of $493,480 in February 2021. No financing activities took place during the three months ended March 31, 2022.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Liquidity

Since inception, we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any preclinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital.

We incurred a net loss of $5,137,002 and $2,379,271 for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $27,840,909 as of March 31, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and an underwritten public offering in September 2021, raising net proceeds of $15,783,207 and $36,999,465, respectively. Our cash on hand as of March 31, 2022 was $30,797,135.

Management believes that current cash is sufficient to fund operations and capital requirements for at least 12 months from the filing of this quarterly report. Additional financings will be needed by us to fund our operations, to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also have the ability to curtail spending in research and development activities in order to conserve cash.

Global Pandemic Outbreak

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. The outbreak has become increasingly widespread in the United States, impacting the markets in we operate. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values also affect our ability to enter into collaborations, joint ventures, and license and royalty agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

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

While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2022 and potentially beyond.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that may affect our future results.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) we tortiously interfered with the Restrictive Covenants Agreement, and (iii) we tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) we tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) we aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit at this time.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022. There have been no other material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2022.

VIRPAX PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)