Form 10-Q
period 2022-06-30
Virpax Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 11,714,565 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of August 12, 2022.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED June 30, 2022

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021*
	(Unaudited)
ASSETS
Current assets
Cash	$26,061,135	$36,841,992
Prepaid expenses and other current assets	3,341,307	2,730,444
Total current assets	29,402,442	39,572,436

Total assets	$29,402,442	$39,572,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,483,373	$2,087,691
Total current liabilities	2,483,373	2,087,691
Total liabilities	2,483,373	2,087,691

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 designated shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,565 shares issued and outstanding as of June 30, 2022; 11,714,885 shares issued and outstanding as of December 31, 2021	117	117
Additional paid-in capital	60,644,576	60,188,535
Accumulated deficit	(33,725,624)	(22,703,907)
Total stockholders’ equity	26,919,069	37,484,745
Total liabilities and stockholders’ equity	$29,402,442	$39,572,436

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
OPERATING EXPENSES
General and administrative	$2,645,618	$1,988,972	$4,428,031	$3,262,544
Research and development	3,258,471	316,565	6,599,877	1,391,565
Total operating expenses	5,904,089	2,305,537	11,027,908	4,654,109
Loss from operations	(5,904,089)	(2,305,537)	(11,027,908)	(4,654,109)

OTHER (EXPENSE) INCOME
Interest expense	-	(34,049)	-	(64,748)
Other income (expense), net	19,374	(3,833)	6,191	(3,833)
Loss before tax provision	(5,884,715)	(2,343,419)	(11,021,717)	(4,722,690)
Benefit from income taxes	—	—	—	—
Net loss	$(5,884,715)	$(2,343,419)	$(11,021,717)	$(4,722,690)

Basic and diluted net loss per share	$(0.50)	$(0.47)	$(0.94)	$(1.06)
Basic and diluted weighted average common stock outstanding	11,712,753	4,958,999	11,710,733	4,454,877

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	—	$—	3,145,153	$31	$6,431,715	$(10,647,844)	$(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	—	—	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	—	—	369,884	—	369,884
Net loss	—	—	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	—	—	4,945,153	49	22,584,788	(13,027,115)	9,557,722

Restricted stock awards granted	—	—	15,000	1	(1)	—	—
Stock-based compensation	—	—	—	—	321,427	—	321,427
Net loss	—	—	—	—	—	(2,343,419)	(2,343,419)
Balance at June 30, 2021	—	$—	4,960,153	$50	$22,906,214	$(15,370,534)	$7,535,730

Balance at December 31, 2021	—	$—	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745

Restricted stock awards forfeited	—	—	(160)	—	—	—	—
Stock-based compensation	—	—	—	—	211,340	—	211,340
Net loss	—	—	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	—	—	11,714,725	117	60,399,875	(27,840,909)	32,559,083

Restricted stock awards forfeited	—	—	(160)	—	—	—	—
Stock-based compensation	—	—	—	—	244,701	—	244,701
Net loss	—	—	—	—	—	(5,884,715)	(5,884,715)
Balance at June 30, 2022	—	$—	11,714,565	$117	$60,644,576	$(33,725,624)	$26,919,069

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,021,717)	$(4,722,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	64,748
Stock-based compensation	456,041	691,311
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(610,863)	(902,649)
Accounts payable and accrued expenses	395,682	(8,469)
Net cash used in operating activities	(10,780,857)	(4,877,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(493,480)
Proceeds from related party notes payable	—	100,000
Repayment of related party notes payable	—	(100,000)
Offering costs related to initial public offering	—	(2,216,793)
Proceeds from initial public offering of common stock	—	18,000,000
Net cash provided by financing activities	—	15,289,727

Net change in cash	(10,780,857)	10,411,978
Cash, beginning of period	36,841,992	54,796
Cash, end of period	$26,061,135	$10,466,774

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$—	$34,707
Cash paid for taxes	$—	$—

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

The Company incurred a net loss of $11,021,717 and $4,722,690 for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $33,725,624 as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at June 30, 2022, and its results of operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2021 and 2020 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2021 balance sheet information was derived from the audited financial statements as of that date.

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

Significant items subject to such estimates and assumptions include research and development accruals and prepaid expenses, and the valuation of stock-based compensation. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Equivalent common shares
Stock options	1,187,872	736,593	1,187,872	736,593
Warrants	18,436	95,056	18,436	95,056
Unvested restricted stock awards	1,185	14,644	1,185	14,644

Cash —At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $26,061,135 and $36,841,992 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2022, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$750,630	$152,801
Research and development	2,550,472	2,466,140
Legal retainer	3,050	103,050
Professional and consulting fees	4,177	8,453
Other prepaid expenses and current assets	32,978	—
	$3,341,307	$2,730,444

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2022	December 31, 2021
Accrued payroll	$235,612	$627,281
Research and development expenses	862,602	930,561
Insurance premiums	482,048	—
Legal expenses	842,722	510,008
Professional fees	27,633	—
Accounting consulting fees	4,517	4,166
Tax expenses	8,000	8,000
Other	20,239	7,675
	$2,483,373	$2,087,691

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit and is also unable to make an estimate of the probable loss or range of probable losses at this time.

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

There were warrants to purchase 18,436 shares of the Company’s common stock outstanding as of June 30, 2022. There were no warrant grants or exercises during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022 and December 31, 2021, there were 1,185 and 6,196 of unvested restricted stock awards issued totaling $11,718 and $39,862, respectively, based on a fair value of the Company’s common stock on the respective date of grant.

During the three months ended June 30, 2022 and 2021, there were 0 and 15,000 restricted stock awards granted during the periods, respectively, and 160 shares of restricted stock awards were forfeited during both the three and six months ended June 30, 2022. The Company recognized $6,132 and $20,568 of stock based compensation for vested restricted shares during the three months ended June 30, 2022 and June 30, 2021, respectively. In addition, during the six months ended June 30, 2022 and 2021, there were 0 and 15,000 restricted stock awards granted during the periods, respectively, and 320 of restricted stock awards forfeited during the six months ended June 30, 2022. The Company recognized $28,144 and $34,629 of stock based compensation for vested restricted shares during the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $244,701 and $321,427, respectively. The Company recorded $208,206 and $302,993 of this stock-based compensation within general and administrative expense and $36,495 and $18,433 within research and development expense on the accompanying statement of operations for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $456,041 and $691,311, respectively. The Company recorded $383,454 and $672,877 of this stock-based compensation within general and administrative expense and $72,587 and $18,433 within research and development expense on the accompanying statement of operations for the six months ended June 30, 2021and 2020, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the six months ended June 30, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2022	2021
Expected term (years)	5.75	5.77
Risk-free interest rate	1.89%	1.05%
Expected volatility	76.94%	79.40%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the stock option plan for the six months ended June 30, 2022 and for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	486,101	$9.89	8.68	$-
Forfeited	(5,000)	4.62
Exercised	(87,751)	9.89
Granted	275,717	4.62	-	-
Options outstanding at December 31, 2021	669,067	7.75	8.34	-
Forfeited	-	-
Cancelled	-	-
Granted	518,805	2.26	-	-
Options outstanding at June 30, 2022	1,187,872	$5.35	8.63	$-
Options exercisable at June 30, 2022	600,509	$7.83	7.83	$-

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

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 was $1.98. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 was $3.09.

As of June 30, 2022, there was $801,470 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 2.07 years.

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

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as a viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the six months ended June 30, 2022.

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

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, the Company paid a milestone payment of $500,000 upon meeting this study aim in April 2022 which is included in research and development expenses during the three and six months ended June 30, 2022.

Research Agreements

Yissum

On October 11, 2020, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “October 2020 Yissum Research Agreement”). Under the October 2020 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation of Liposomal Bupivacaine as well as efficacy and PK studies in animals. In consideration for the research services, the Company agreed to pay research service fees of $81,000 in six equal monthly installments. In connection with the completion of the Company’s IPO, the Company paid Yissum $40,500 towards the total consideration of $81,000. The Company retains ownership in all its intellectual property rights and any intellectual property belonging to either the Company or Yissum prior to the execution of the October 2020 Yissum Research Agreement will remain the sole property of either the Company or Yissum, respectively. All data generated from the provision of the October 2020 Yissum Research Agreement, including any reports, which are specifically required and contemplated under the October 2020 Yissum Research Agreement, shall be owned by the Company upon full payment of the research services fees. Each party will be entitled to terminate the agreement in the event of a breach by the other party of its obligations under the agreement, including, but not limited to, any payment failure, which is not remedied by the breaching party within thirty (30) days of receipt of written notice from the non-breaching party. All services to be provided under the October 2020 Yissum Research Agreement were completed by June 30, 2021.

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

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of preclinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. The Company recorded $270,000 and $0 in research and development expense respectively for the three months ended June 30, 2022 and 2021 associated with this agreement. The Company recorded $630,000 and $0 in research and development expense respectively for the six months ended June 30, 2022 and 2021 associated with this agreement.

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

Note 10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 15, 2022. The following are material subsequent events:

On July 25, 2022, the Company’s shareholders approved the 2022 Equity Plan and no new grants of awards will be made under our 2017 Plan and all new grants of awards will be made under the 2022 Plan. The 2022 Plan will enable the Company to continue to provide equity and equity-based awards to eligible employees, officers, non-employee directors and other individual service providers by reserving 1,500,000 shares of the Company’s common stock for issuance under the 2022 Plan, subject to annual increase (like the 2017 Plan) under the 2% “evergreen” provision of the 2022 Plan (discussed further below). The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

The 2022 Plan (which is summarized below) is substantially similar to the 2017 Plan, except for (i) the increase in shares of common stock reserved for issuance as discussed above, and (ii) the elimination of annual limitations on grants of awards to eligible individuals and certain other provisions which had been included in the 2017 Plan in order to satisfy (now repealed) provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The 2022 Plan reserves an aggregate of (i) 1,500,000 shares of our common stock for the issuance of awards under the 2022 Plan (all of which may be granted as ISOs), plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by our board of directors.

In applying the aggregate share limitation under the 2022 Plan, shares of common stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan.

The 2022 Plan provides that:

●	on January 1 of each year, each non-employee director will be granted Stock Options under the 2022 Plan to purchase 15,000 shares of our common stock.

●	each new non-employee director will be granted Stock Options under the 2022 Plan to purchase up to 25,000 shares of our common stock, as determined by the Compensation Committee, at the time the individual first becomes a director.

●	on January 1, of each year, each then serving non-Chair member of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall automatically be granted Stock Options to purchase 5,000 shares of common stock under the 2022 Plan, and the Chair of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall each be granted Stock Options to purchase 10,000 shares of common stock under the 2022 Plan.

All such options will become exercisable on the one-year anniversary of the date of grant

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD, (ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (Probudur™), and (iii) Topical Spray Film Delivery Technology for osteoarthritis pain (Epoladerm™). We believe Envelta could support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. We intend to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive worldwide rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. While we are currently focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop our anti-viral therapy (AnQlar™) as a viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (“COVID 19”). We currently have exclusive global rights for AnQlar pursuant to a collaboration and license agreement.

Envelta

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options for pain. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into by us and the National Center for Advancing Translational Sciences (“NCATS”). We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, all of the four planned in vitro studies have been successfully completed. In addition, the in vivo acute efficacy studies were completed and the in vivo chronic efficacy studies are being planned and is estimated to be completed within the first quarter 2023.

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

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed (see Note 9 - “Research and Development and License Agreements” to our condensed financial statements filed herewith) under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022 (see Note 9 - “Research and Development and License Agreements” to our condensed financial statements filed herewith).

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of preclinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. We recorded $630,000 and $0 in research and development expense for the six months ended June 30, 2022 and 2021, respectively, associated with this agreement.

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

Epoladerm

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around joints and curved body surfaces to manage pain associated with osteoarthritis. Our belief is based on, in part, on research to assess the effectiveness and safety of different preparations and doses of non-steroidal anti-inflammatory drugs (NSAIDs), opioids, and paracetamol for knee and hip osteoarthritis pain and physical function to enable effective and safe use of these drugs at their lowest possible dose. The Network Meta- analysis Osteoarthritis is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. A large, recent meta-analysis on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac and might be the best treatment in terms of effectiveness and safety. These agents should be considered as a first-line pharmacological treatment for knee osteoarthritis”.

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

On December 17, 2021, we executed a clinical trial agreement with Altasciences Company, Inc., a leading clinical trial services company, for a First-in-Human study investigating Epoladerm™ for pain associated with chronic osteoarthritis of the knee. The study is planned to take place in Canada with a Clinical Trial Application (“CTA”) filing. Original enrollment of the first patient was anticipated to start in the second quarter of 2022; however, due to a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate and delays related to supply chain disruptions, enrollment is now anticipated to start in 2023.

In January 2022, we reported positive results of four preclinical dermal safety studies for Epoladerm. Researchers concluded that once daily dermal administration of Epoladerm for 28 days was well-tolerated with no serious adverse findings. The studies were performed by Charles River Laboratories, a well-known clinical research organization. The studies included a skin irritation study in rabbits; a dermal sensitization assessment in guinea pigs; and a phototoxicity assay in mouse fibroblasts. Epoladerm was well tolerated in each of the studies and no reportable dermal irritation, dermal sensitization or phototoxicity was observed.

In June 2022, we announced our intention to pursue a direct to OTC regulatory pathway for Epoladerm. The direct to OTC, non-prescription regulatory pathway is expected to provide a faster drug development timeline and faster global approval track than the prescription pathway the Company had originally pursued for Epoladerm. To support the OTC application, we plan to submit Epoladerm’s completed dermal toxicity, sensitization, irritation, phototoxicity studies and its pharmacokinetic characteristics to the FDA. In addition, we anticipate it will have to complete a consumer preference assessment and a pivotal study required by the FDA’s Office of Non-prescription Drugs. The originally scheduled preclinical toxicology studies for an osteoarthritis of the knee indication that were to run in parallel with our anticipated pilot study for Epoladerm will not be required for our direct to OTC regulatory pathway; however, we are preparing briefing documents to submit our request for regulatory guidance to the FDA OTC division. We may seek to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

AnQlar

While we are currently focused on the development of our non-opioid and non-addictive pain management pipeline of product candidates, we also plan on using our proprietary delivery technologies to develop anti-viral therapies (“AnQlar”) as a viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19). AnQlar is our patented high-density intranasal molecular masking spray being developed as a viral barrier that will be used as an adjuvant to barrier-based personal protective equipment. Our results from an animal study of AnQlar demonstrated inhibited viral replication and decreased levels of virus in animal brain tissue.

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

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed by mid-2022. Upon successful completion of these studies, we intend to submit an IND application to the FDA, including a trial design for a Phase I study as a viral therapy.

On October 19, 2021, we engaged Nanomerics to supply AnQlar for our planned IND enabling toxicology studies. Nanomerics initiated the production of this supply during the first quarter 2022.

On July 5, 2022, we announced our intention to pursue an OTC Intranasal Medical Device Consumer regulatory pathway for AnQlar. To support the OTC Medical Device application, Virpax plans to submit AnQlar’s completed in-vitro study, ex-vivo study using human mucosal cells, in-vivo study in rats, toxicology study and its pharmacokinetics (PK) characteristics studies to the FDA. Additionally, we will include AnQlar’s completed safety-pharmacology studies, drug-drug interaction studies and its virology studies evaluating AnQlar’s viral barrier properties against two variants of SARS-CoV-2 in a SARS-CoV-2 mouse model to the FDA. For the OTC medical device application, we anticipate that we will have to complete stability testing, human factors testing for medical devices, safety studies and supplementary in-vitro studies. We may seek to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

We recently conducted an initial review of the results from a preclinical virology study conducted by one of our CROs where we were evaluating the viral barrier properties of AnQlar™ versus two variants of the SARS CoV-2 virus. This review conducted by our external consultants indicates that the test article (AnQlar) shows an appropriate level of virus deactivation for a prophylactic viral barrier product candidate which is the outcome we were expecting.

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

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We anticipate submitting the pre-IND with the FDA towards the end of the fourth quarter 2022.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

Operating expenses:

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$2,645,618	$1,988,972	$656,646	33%
Research and development	3,258,471	316,565	2,941,906	929%
Total operating expenses	$5,904,089	$2,305,537	$3,598,552	156%

General and administrative expenses increased by $656,646, or 33%, to $2,645,618 for the three months ended June 30, 2021 from $1,988,972 for the three months ended June 30, 2021. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation efforts of $456,497, (ii) an increase in salaries and wages of $106,118 attributable to new hires and merit increases, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $28,452, (iv) an increase in grant writing and grant consulting of $36,064, (v) an increase of board of director fees of $47,500, and (vi) an increase in investor relations expense of $40,169. This was offset by a decrease in stock based compensation of $94,786.

Research and development expenses increased by $2,941,906, or 929%, to $3,258,471 for the three months ended June 30, 2022 from $316,565 for the three months ended June 30, 2021. The increase was primarily attributable to (i) an increase in preclinical activity of $1,449,623 related to AnQlar’s ongoing IND enabling studies, (ii) an increase in preclinical work related to Probudur of $482,610 related to ongoing formula optimization, (iii) increase in preclinical and regulatory activities related to Epoladerm of $470,669, (iv) an increase in VRP324 of $511,100 mainly due to a milestone payment of $500,000 paid to Nanomerics upon achieving the study aim contained within a pre-clinical animal study, and (v) a slight increase in preclinical and regulatory activities related to Envelta of $29,443.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Program Expenses:
Envelta	$99,523	$70,081
Probudur	505,427	22,817
Epoladerm	616,516	145,846
AnQlar	1,489,410	39,788
VRP324	511,100	-
Total program expenses	$3,221,976	$278,532
Unallocated Expenses:
Stock based compensation	36,495	18,433
Other research and development expenses	-	19,600
Total other research and development expense	36,495	38,033
Total research and development expenses	$3,258,471	$316,565

Other income (expense):

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Interest expense	$-	$(34,049)	$34,049	(100)%
Other income (expense)	19,374	(3,833)	(23,207)	(605)%
Total other income (expense):	$19,374	$(37,882)	$57,256	(151)%

Interest expense decreased by $34,049, or 100%, to $0 for the three months ended June 30, 2022. The decrease was the result of the repayment of a convertible promissory note in February 2021. Other income (expense) increased primarily due to exchange rate gains during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and 2021

Operating expenses:

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$4,428,031	$3,262,544	$1,165,487	36%
Research and development	6,599,877	1,391,565	5,208,312	374%
Total operating expenses	$11,027,908	$4,654,109	$6,373,799	137%

General and administrative expenses increased by $1,165,487, or 36%, to $4,428,031 for the six months ended June 30, 2022 from $3,262,544 for the six months ended June 30, 2021. The primary reason for the increase in general and administrative costs was the result of (i) an increase in legal defense costs with regard to litigation of $751,749, (ii) an increase in salaries and wages and employee benefits related to new hires and merit increases of $285,544, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $175,301, (iv) an increase in non-executive board compensation of $107,500; and (v) an increase in grant writing and grant consulting fees of $90,489. This was offset by a decrease in stock based compensation of $289,423.

Research and development expenses increased by $5,208,312, or 374%, to $6,599,877 for the six months ended June 30, 2022, from $1,391,565 for the six months ended June 30, 2021. The increase was primarily attributable to (i) an increase in milestone payments of $500,000 made to Nanomerics related to AnQlar, (ii) an increase in preclinical activity of $2,461,690 related to AnQlar’s ongoing IND enabling studies, (ii) increases in preclinical and regulatory activity related to Epoladerm of $845,403, (iii) an increase in preclinical work related to Probudur of $779,932 related to ongoing formula optimization, (iv) an increase in VRP324 of $541,100 mainly due to a milestone payment of $500,000 paid to Nanomerics upon achieving the study aim contained within a pre-clinical animal study, and (v) a slight increase in regulatory activities related to Envelta of $70,032.

The following table presents R&D expenses tracked on a program-by-program basis for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Program Expenses:
Envelta	$145,713	$75,681
Probudur	843,248	63,317
Epoladerm	995,750	150,347
AnQlar	4,001,479	1,039,787
VRP324	541,100	-
Total program expenses	$6,527,290	$1,329,132
Unallocated Expenses:
Stock based compensation	72,587	18,433
Other research and development expenses	-	44,000
Total other research and development expense	72,587	62,433
Total research and development expenses	$6,599,877	$1,391,565

Other income (expense):

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Interest expense	$-	$(64,748)	$64,748	(100)%
Other income (expense)	6,191	(3,833)	10,024	(262)%
Total other expenses:	$6,191	$(68,581)	$74,772	(109)%

Interest expense decreased by $64,748 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily as a result of the repayment of a convertible promissory note in February 2021. Other income (expense) increased primarily due to exchange rate gains during the three months ended June 30, 2022.

Liquidity and Capital Resources

Six Months Ended June 30, 2022 and Year Ended December 31, 2021

Capital Resources

	June 30,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$29,402,442	$39,572,436	$(10,169,994)	(26)%
Current liabilities	2,483,373	2,087,691	395,682	19%
Working capital	26,919,069	37,484,745	(10,565,676)	(28)%

As of June 30, 2022, our principal source of liquidity was our cash, which totaled approximately $26.1 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, preclinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

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

Cash Flows

Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows from operating and financing activities:

	Six Months Ended June 30,
	2022	2021
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(10,780,857)	$(4,877,749)
Financing activities	-	15,289,727
Increase (decrease) in cash	$(10,780,857)	$10,411,978

Operating Activities

For the six months ended June 30, 2022, cash used in operations was $10,780,857 compared to $4,877,749 for the six months ended June 30, 2021. The increase in cash used in operations was primarily the result of the increase in net loss and prepaid expenses and current assets, offset by an increase in accounts payable and accrued expenses.

Financing Activities

Cash provided by financing activities was $15,289,727 during the six months ended June 30, 2021, attributable primarily due to net proceeds received from our initial public offering in February 2021 of $15,783,207, after deducting underwriting discounts and offering expenses. This was slightly offset by repayment in full of our RRD note of $493,480 in February 2021. No financing activities took place during the six months ended June 30, 2022.

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

We incurred a net loss of $11,021,717 and $4,722,690 for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $33,725,624 as of June 30, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and an underwritten public offering in September 2021, raising net proceeds of $15,783,207 and $36,999,465, respectively. Our cash on hand as of June 30, 2022 was $26,061,135.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) we tortiously interfered with the Restrictive Covenants Agreement, and (iii) we tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) we tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) we aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Pursuant to a scheduling order entered February 22, 2022, trial is set for September 12 to 14, 2022. We intend to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit and we are also unable to make an estimate of the probable loss or range of probable losses at this time..

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

VIRPAX PHARMACEUTICALS, INC.

Date: August 15, 2022	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)