Form 10-Q
period 2022-09-30
Virpax Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 11,714,434 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of November 8, 2022.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2022

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021*
	(Unaudited)
ASSETS
Current assets
Cash	$20,562,611	$36,841,992
Prepaid expenses and other current assets	3,073,150	2,730,444
Total current assets	23,635,761	39,572,436

Total assets	$23,635,761	$39,572,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,207,865	$2,087,691
Total current liabilities	4,207,865	2,087,691
Total liabilities	4,207,865	2,087,691

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 designated shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,434 shares issued and outstanding as of September 30, 2022; 11,714,885 shares issued and outstanding as of December 31, 2021	117	117
Additional paid-in capital	60,795,293	60,188,535
Accumulated deficit	(41,367,514)	(22,703,907)
Total stockholders’ equity	19,427,896	37,484,745
Total liabilities and stockholders’ equity	$23,635,761	$39,572,436

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
OPERATING EXPENSES
General and administrative	$4,910,039	$1,551,570	$9,338,070	$4,814,114
Research and development	2,805,103	1,698,204	9,404,980	3,089,769
Total operating expenses	7,715,142	3,249,774	18,743,050	7,903,883
Loss from operations	(7,715,142)	(3,249,774)	(18,743,050)	(7,903,883)

OTHER (EXPENSE) INCOME
Interest expense	-	(28,892)	-	(93,640)
Other income, net	73,252	62,922	79,443	59,089
Loss before tax provision	(7,641,890)	(3,215,744)	(18,663,607)	(7,938,434)
Benefit from income taxes	—	—	—	—
Net loss	$(7,641,890)	$(3,215,744)	$(18,663,607)	$(7,938,434)

Basic and diluted net loss per share	$(0.65)	$(0.53)	$(1.59)	$(1.59)
Basic and diluted weighted average common stock outstanding	11,713,379	6,011,796	11,711,624	4,979,553

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	3,145,153	$31	$6,431,715	$(10,647,844)	$(4,216,098)

Common stock issued pursuant to initial public offering, net of offering costs of $2,216,793	1,800,000	18	15,783,189	—	15,783,207
Stock-based compensation	—	—	369,884	—	369,884
Net loss	—	—	—	(2,379,271)	(2,379,271)
Balance at March 31, 2021	4,945,153	49	22,584,788	(13,027,115)	9,557,722

Restricted stock awards granted	15,000	1	(1)	—	—
Stock-based compensation	—	—	321,427	—	321,427
Net loss	—	—	—	(2,343,419)	(2,343,419)
Balance at June 30, 2021	4,960,153	50	$22,906,214	(15,370,534)	7,535,730

Common stock issued pursuant to secondary offering, net of expenses	6,670,000	67	36,999,398	—	36,999,465
Cashless exercise of stock options and warrants	85,669	—	—	—	—
Stock-based compensation	—	—	141,773	—	141,773
Restricted stock awards forfeited	(640)	—	—	—	—
Net loss	—	—	—	(3,215,744)	(3,215,744)
Balance at September 30, 2021	11,715,182	$117	$60,047,385	$(18,586,278)	$41,461,224

Balance at December 31, 2021	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745

Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	211,340	—	211,340
Net loss	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	11,714,725	117	60,399,875	(27,840,909)	32,559,083

Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	244,701	—	244,701
Net loss	—	—	—	(5,884,715)	(5,884,715)
Balance at June 30, 2022	11,714,565	117	$60,644,576	(33,725,624)	26,919,069
Restricted stock awards forfeited	(131)	—	—	—	—
Stock-based compensation	—	—	150,717	—	150,717
Net loss	—	—	—	(7,641,890)	(7,641,890)
Balance at September 30, 2022	11,714,434	$117	$60,795,293	$(41,367,514)	$19,427,896

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,663,607)	$(7,938,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP Loan	—	(61,816)
Stock-based compensation	606,758	833,084
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(342,706)	(999,685)
Accounts payable and accrued expenses	2,120,174	(1,453,418)
Net cash used in operating activities	(16,279,381)	(9,620,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(503,764)
Proceeds from related party notes payable	—	100,000
Repayment of related party notes payable	—	(1,100,000)
Offering costs related to secondary offering	—	(3,020,535)
Proceeds from secondary offering of common stock	—	40,020,000
Offering costs related to initial public offering	—	(2,216,793)
Proceeds from initial public offering of common stock	—	18,000,000
Net cash provided by financing activities	—	51,278,908

Net change in cash	(16,279,381)	41,658,639
Cash, beginning of period	36,841,992	54,796
Cash, end of period	$20,562,611	$41,713,435

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$—	$363,640
Cash paid for taxes	$—	$—

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

The Company incurred a net loss of $18,663,607 and $7,938,434 for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $41,367,514 as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

On September 16, 2021, the Company completed an underwritten public offering of 6,670,000 shares of its common stock at a price of $6.00 per share (the “Underwritten Public Offering”). The gross proceeds from the Underwritten Public Offering were $40.0 million. The net proceeds to the Company from the Underwritten Public Offering were approximately $37.0 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

The Company is currently involved in defending litigation and intends to vigorously defend the action. The Company has established an estimated litigation liability of $2.0 million in respect of the litigation. (Please also see Note 5. Commitments and Contingencies for more details).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at September 30, 2022, and its results of operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2021 and 2020 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2021 balance sheet information was derived from the audited financial statements as of that date.

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

Significant items subject to such estimates and assumptions include research and development accruals and prepaid expenses, estimated litigation liability, and the valuation of stock-based compensation. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Basic and Diluted Loss per Share — Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion of securities that would have an antidilutive effect. Equivalent common shares excluded from the calculation of diluted net loss per share since their effect is antidilutive due to the net loss of the Company consisted of the following:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Equivalent common shares
Stock options	1,172,281	669,067	1,172,281	669,067
Warrants	18,436	18,436	18,436	18,436
Unvested restricted stock awards	711	10,420	711	10,420

Cash —At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $20,562,611 and $36,841,992 as of September 30, 2022 and December 31, 2021, respectively.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2022, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$453,692	$152,801
Research and development	2,593,185	2,466,140
Legal retainer	—	103,050
Other prepaid expenses and current assets	26,273	8,453
	$3,073,150	$2,730,444

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	September 30, 2022	December 31, 2021
Accrued payroll	$311,227	$627,281
Research and development expenses	1,050,815	930,561
Estimated litigation liability	2,000,000	—
Insurance premiums	223,933	—
Legal expenses	604,050	510,008
Accounting consulting fees	3,519	4,166
Tax expenses	—	8,000
Other	14,321	7,675
	$4,207,865	$2,087,691

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and the Company’s Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing is scheduled to be completed by December 12, 2022, and post-trial argument is scheduled for December 22, 2022. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss.

Global Pandemic Outbreak

The Company continues to monitor the impact of the COVID-19 pandemic on its business, the extent of which will depend on a number of factors, including, but not limited to, the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and its preclinical trials, all of which are uncertain and cannot be predicted.

While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that may adversely impact the Company’s ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values may also affect our ability to enter into collaborations, joint ventures, and license and royalty agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The Company may face difficulties recruiting or retaining patients in its ongoing and planned preclinical and clinical trials if patients are affected by the virus or are fearful of traveling to the Company’s clinical trial sites. The Company and its third-party CMOs, clinical research organizations (“CROs”), and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

The extent to which the COVID-19 pandemic may in the future impact the Company’s financial condition, liquidity or results of operations is uncertain. While expected to be temporary, these disruptions may negatively impact the Company’s results of operations, financial condition, and liquidity in 2022 and potentially beyond.

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

On February 19, 2021, the Company issued 1,800,000 shares of common stock related to the Company’s initial public offering (“IPO”), for net proceeds totaling $15,783,207, after deducting underwriting discounts and offering expenses. On September 16, 2021, the Company issued 6,670,000 shares of common stock in the Underwritten Public Offering, for net proceeds totaling $36,999,465, after deducting underwriting discounts and offering expenses.

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

There were warrants to purchase 18,436 shares of the Company’s common stock outstanding as of September 30, 2022. There were no warrants granted or during the three and nine months ended September 30, 2022 and 2021, respectively. The Company issued 40,221 shares of the Company’s common stock upon the exercise of 76,620 warrants in a cashless exercise during the three months ended September 30, 2021.

Note 7. Stock-Based Compensation

Restricted Stock Awards

On May 20, 2017, the Company established the Virpax Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s Board of Directors (the “Board”), acting through its Equity Incentive Plan Committee, has determined that it would be to the advantage and best interest of the Company and its stockholders to grant restricted stock awards to certain individuals as compensation to serve as an employee of the Company and as an incentive for increased efforts during such service.

As of September 30, 2022 and December 31, 2021, there were 711 and 6,196 of unvested restricted stock awards issued totaling $7,030 and $39,862, respectively, based on a fair value of the Company’s common stock on the respective date of grant.

During the three months ended September 30, 2022 and 2021, there were no restricted stock awards granted during the periods and 131 and 640 shares of restricted stock awards were forfeited during both the three months ended September 30, 2022 and 2021, respectively. The Company recognized $4,688 and $22,013 of stock based compensation for vested restricted shares during the three months ended September 30, 2022 and 2021, respectively. In addition, during the nine months ended September 30, 2022 and 2021, there were 0 and 15,000 restricted stock awards granted during the periods, respectively, and 451 of restricted stock awards forfeited during the nine months ended September 30, 2022. The Company recognized $32,831 and $57,425 of stock based compensation for vested restricted shares during the nine months ended September 30, 2022 and 2021, respectively.

Stock Options

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and no new grants of awards will be made under the 2017 Plan and all new grants of awards will be made under the 2022 Plan. The 2022 Plan and 2017 Plan are administered by the Compensation Committee of the Board (the “Compensation Committee”); provided that the entire Board may act in lieu of the Compensation Committee on any matter. The 2022 Plan enables the Company to continue to provide equity and equity-based awards to eligible employees, officers, non-employee directors and other individual service providers by reserving 1,500,000 shares of the Company’s common stock for issuance under the 2022 Plan, subject to annual increase (like the 2017 Plan) under the 2% “evergreen” provision of the 2022 Plan (discussed further below). The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

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

The 2022 Plan reserves an aggregate of (i) 1,500,000 shares of our common stock for the issuance of awards under the 2022 Plan (all of which may be granted as an Incentive Stock Option, or ISOs) and provided for the rollover of all unused shares of common stock reserved under our 2017 Plan or 479,078 share of our common stock, plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by our Board.

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

All such options will become exercisable on the one-year anniversary of the date of grant.

There was no stock option activity and no stock options outstanding under the 2022 Plan for the nine months ended September 30, 2022.

Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $150,717 and $141,773, respectively. The Company recorded $113,821 and $121,584 of this stock-based compensation within general and administrative expense and $36,896 and $20,189 within research and development expense on the accompanying statement of operations for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $606,758 and $833,084, respectively. The Company recorded $497,275 and $794,462 of this stock-based compensation within general and administrative expense and $109,483 and $38,622 within research and development expense on the accompanying statement of operations for the nine months ended September 30, 2022 and 2021, respectively.

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the nine months ended September 30, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2022	2021
Expected term (years)	5.65	5.75
Risk-free interest rate	1.96%	1.04%
Expected volatility	77.12%	79.07%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the 2017 Plan for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	486,101	$9.89	8.68	$-
Forfeited	(5,000)	4.62
Exercised	(87,751)	9.89
Granted	275,717	4.62	-	-
Options outstanding at December 31, 2021	669,067	7.75	8.34	-
Forfeited	(15,591)	3.14
Cancelled	-	-
Granted	518,805	2.26	-	-
Options outstanding at September 30, 2022	1,172,281	$5.38	8.36	$-
Options exercisable at September 30, 2022	620,734	$7.71	7.62	$-

On January 31, 2022, our Board approved an equity compensation award for the Company’s officers and employees. The Board approved this award of options to purchase an aggregate of 321,204 shares of Common Stock pursuant to the 2017 Plan. The options, other than Mr. Mack’s, have an exercise price of $2.13 per share, the fair market value of the Common Stock on the date of grant. Mr. Mack’s options have an exercise price of $2.34 per share, which represents 110% of the fair market value on the date of grant. The options granted to the officers and employees vest in three equal installments beginning on the one-year anniversary of the grant date and have a ten-year expiration date.

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

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 was $1.54. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 was $3.06.

As of September 30, 2022, there was $652,750 of total time-based unrecognized compensation costs related to unvested stock options stock. These costs are expected to be recognized over a weighted average period of 1.91 years.

Note 8. Related-Party Transactions

In October 2018 and January 2019, the Company issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company and were repaid with the net proceeds from the Company’s Underwritten Public Offering in September 2021. In addition, in January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack, Chief Executive Officer and significant investor of the Company for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from the IPO in February 2021.

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

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as a viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the nine months ended September 30, 2022.

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

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, the Company paid a milestone payment of $500,000 upon meeting this study aim in April 2022 which is included in research and development expenses during the nine months ended September 30, 2022.

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

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed in March 2023.

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of preclinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed towards the end 2022. The Company recorded $270,000 and $600,000 in research and development expense respectively for the three months ended September 30, 2022 and 2021 associated with this agreement. The Company recorded $900,000 and $600,000 in research and development expense respectively for the nine months ended September 30, 2022 and 2021 associated with this agreement.

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

Note 10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 9, 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the outcome of certain current litigation in which we and our Chief Executive Officer are named as defendants (see “Item 3—Legal Proceedings” for more information on our current litigation).

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to adequately support organizational and business growth; and

●	the global pandemic resulting from the spread of COVID 19 and its impact on our preclinical studies and clinical studies, including impacts on our supply chain.

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD, (ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (Probudur™), and (iii) Topical Spray Film Delivery Technology for osteoarthritis pain (Epoladerm™). We believe Envelta could support the current effort among prescribers, regulators, and patients to seek non-opioid and non-addictive treatment options to combat the opioid epidemic. We intend to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive worldwide rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. While we are currently focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop our anti-viral therapy (AnQlar™) as a viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (“COVID 19”). Additionally, we have exclusive global rights for AnQlar pursuant to a collaboration and license agreement.

Envelta

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options for pain. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. The investigational new drug (“IND”) enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into by us and the National Center for Advancing Translational Sciences (“NCATS”). We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, all of the four planned in vitro studies have been successfully completed as well as the in vivo acute efficacy studies. In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings. The in vivo chronic efficacy studies are being planned and are estimated to be completed within the first quarter 2023.

The preclinical manufacturing work being performed under the CRADA necessary to file the IND is ongoing. NCATS is working with its manufacturer on scaling up production of Envelta and anticipates completion of this task in the second half of 2023. We currently intend to file an IND with Envelta during the first quarter of 2024.

Probudur

Probudur is our injectable bupivacaine liposomal hydrogel for postoperative pain management, which we believe to have improved onset and extended duration of action compared to existing treatment options. Charles River Laboratories was engaged to perform seven preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND filing for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability for manufacturing purposes and to possibly extend the lifetime of a relevant patent. We anticipate this relevant patent will be filed at some point during the first half of 2023. Lipocure is currently in the process of working through the scale up of Probudur to a larger batch size. If Lipocure is able to achieve scale up of the enhanced formula, we anticipate IND enabling studies to commence in the third quarter 2023.

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed (see Note 9 - “Research and Development and License Agreements” to our condensed financial statements filed herewith) under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation of Probudur and to increase stability for manufacturing purposes. We may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and are anticipated to be completed by March 2023.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and are anticipated to be completed by March 2023. We recorded $900,000 and $600,000 in research and development expense for the nine months ended September 30, 2022 and 2021, respectively, associated with this agreement.

On April 28, 2022, we entered into a CRADA with the U.S. Army Institute of Surgical Research (“USAISR”) to evaluate Probudur. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023 unless it is revised by mutual written agreement. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

Epoladerm

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around joints and curved body surfaces to manage pain associated with osteoarthritis. Our belief is based on, in part, research done to assess the effectiveness and safety of different preparations and doses of non-steroidal anti-inflammatory drugs (“NSAIDs”), opioids, and paracetamol for knee and hip osteoarthritis pain and physical function to enable effective and safe use of these drugs at their lowest possible dose. Osteoarthritis is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. A recent large meta-analysis on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac. We believe these agents should be considered as a first-line pharmacological treatment for knee osteoarthritis.

Pursuant to a Research and Option Agreement with MedPharm Limited (the “MedPharm Research and Option Agreement”), MedPharm will conduct certain research and development activities of proprietary formulations incorporating certain MedPharm technologies and certain of our proprietary molecules. Under the agreement, we were granted an option to obtain an exclusive, world-wide, sub-licensable, royalty bearing, irrevocable license to research, develop, market, use, commercialize, and sell any product utilizing MedPharm’s spray formulation technology.

Based on results from our recent non-clinical studies and further research of Epoladerm, we have determined that it is reasonable to focus our Epoladerm indication on chronic osteoarthritis, representing what we believe to be a better global market opportunity for us.

In December 2021, we completed a single dose pharmacokinetic study of dermal administration of Epoladerm in minipigs as part of the required IND enabling trials. Single-dose transdermal delivery of Epoladerm was well-tolerated in all minipigs and no treatment-related clinical observations, changes in body weight, or dermal irritation were observed. All Epoladerm treated animals had plasma levels of Epoladerm confirming transdermal absorption. The maximum plasma concentration (“Cmax”) was reached at 4 hours post-dose, and plasma Epoladerm remained at 24-hour post-dose for all animals.

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

In June 2022, we announced our intention to pursue a direct to Over-the-Counter (“OTC”) regulatory pathway for Epoladerm. The direct to OTC, non-prescription regulatory pathway is expected to provide a faster drug development timeline and faster global approval track than the prescription pathway the Company had originally pursued for Epoladerm. To support the OTC application, we plan to submit Epoladerm’s completed dermal toxicity, sensitization, irritation, phototoxicity studies and its pharmacokinetic characteristics to the FDA. In addition, we anticipate that we will have to complete a consumer preference assessment and a pivotal study required by the FDA’s Office of Non-prescription Drugs. The originally scheduled preclinical toxicology studies for an osteoarthritis of the knee indication that were to run in parallel with our anticipated pilot study for Epoladerm will not be required for our direct to OTC regulatory pathway.

We executed a clinical trial agreement with Altasciences Company, Inc. in December 2021, a leading clinical trial services company, for a First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis of the knee. The study is planned to take place in Canada with a Clinical Trial Application (“CTA”) filing. We have experienced delays in initiating enrollment for this clinical study which was initially due to a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate and delays related to supply chain disruptions. Recently, after an extensive review of the formulation and potential degradants, MedPharm will provide a revised formulation that may enable the patent coverage of this asset to be extended until at least 2042. MedPharm is anticipated to complete the formulation work in first quarter 2023. If successful, MedPharm will begin manufacturing batches that will be utilized for the First-in-Human study that is anticipated to begin towards the end of 2023.

We may seek to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

AnQlar

While we are currently focused on the development of our non-opioid and non-addictive pain management pipeline of product candidates, we also plan on using our proprietary delivery technologies to develop AnQlar as a viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19). AnQlar is our patented high-density intranasal molecular masking spray being developed as a viral barrier that will be used as an adjuvant to barrier-based personal protective equipment. Our results from an animal study of AnQlar demonstrated inhibited viral replication and decreased levels of virus in animal brain tissue.

We submitted and received a written pre-investigational new drug (“pre-IND”) response from the FDA for AnQlar. In its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an OTC product. We believe the results of the pre-IND response support further research on AnQlar as a once daily intranasal prophylactic treatment of viral infections. The FDA has indicated that, upon successful completion of all necessary preclinical and clinical trials, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

In August 2021, we engaged Syneos Health to assist with the design of the optimal clinical trial to facilitate an efficient regulatory and development timeline.

On August 25, 2021, we entered into a commercial manufacturing and supply agreement with Seqens, an integrated global leader in pharmaceutical solutions with 24 manufacturing sites worldwide and seven research and development facilities throughout the U.S. and Europe. The agreement with Seqens provides for both the supply material for our clinical studies as well as the long-term commercial supply of AnQlar. Seqens has initiated and is conducting process development and validation of additional large scale commercial quantities of AnQlar at its facilities in Devens and Newburyport, Massachusetts.

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed by January 2023. Upon successful completion of these studies, we intend to run a process using an investment banker to assist with sublicensing AnQlar to a global commercial partner in the respiratory space.

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

We recently conducted an initial review of the results from a preclinical virology study conducted by one of our CROs where we were evaluating the viral barrier properties of AnQlar™ versus two variants of the SARS CoV-2 virus. This review conducted by our external consultants indicates that the test article (AnQlar) shows an appropriate level of virus deactivation for a prophylactic viral barrier product candidate which was the outcome we were expecting.

VRP324

VRP324 is being developed by Nanomerics as an investigational formulation delivered via the nasal route to enhance Cannabidiol (“CBD”) transport to the brain. VRP324 uses a preassembled device and cartridge system to propel the CBD powder formulation into the nose and to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment.

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - VRP324, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We submitted the pre-IND Briefing Book with the FDA in October 2022.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Operating expenses:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$4,910,039	$1,551,570	$3,358,469	216%
Research and development	2,805,103	1,698,204	1,106,899	65%
Total operating expenses	$7,715,142	$3,249,774	$4,465,368	137%

General and administrative expenses increased by $3,358,469, or 216%, to $4,910,039 for the three months ended September 30, 2022 from $1,551,570 for the three months ended September 30, 2021. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation defense efforts of $1,184,586, and a $2,000,000 estimated litigation liability, (ii) an increase in salaries and wages of $86,359 attributable to mainly merit increases, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $19,848, and (iv) an increase of board of director fees of $40,833.

Research and development expenses increased by $1,106,899, or 65%, to $2,805,103 for the three months ended September 30, 2022 from $1,698,204 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in preclinical activity of $1,649,766 related to AnQlar’s ongoing IND enabling studies. This has been offset by (i) a decrease in preclinical work related to Probudur of $328,706 related to ongoing formula optimization, (ii) a decrease in preclinical and regulatory activities related to Epoladerm of $79,946, (iii) a decrease in VRP324 of $84,860 mainly due to a milestone payment paid to Nanomerics upon achieving the study aim contained within a pre-clinical animal study in the prior period, and (iv) a slight decrease in regulatory activities related to Envelta of $50,064.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Program Expenses:
Envelta	$45,469	$95,533
Probudur	342,844	671,550
Epoladerm	531,521	611,466
AnQlar	1,733,232	83,466
VRP324	115,141	200,000
Total program expenses	$2,768,207	$1,662,015
Unallocated Expenses:
Stock based compensation	36,896	20,189
Other research and development expenses	-	16,000
Total other research and development expense	36,896	36,189
Total research and development expenses	$2,805,103	$1,698,204

Other income (expense):

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Interest expense	$-	$(28,892)	$28,892	(100)%
Other income	73,252	62,922	10,330	16%
Total other income (expense):	$73,252	$34,030	$39,222	115%

Interest expense decreased by $28,892, or 100%, to $0 for the three months ended September 30, 2022. The decrease was mainly the result of the repayment of a convertible promissory note in February 2021. Other income increased by $10,330 primarily due to exchange rate gains experienced during the three months ended September 30, 2022 offset by the forgiveness of our Payroll Protection Program (“PPP”) loan in the prior period.

Nine Months Ended September 30, 2022 and 2021

Operating expenses:

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$9,338,070	$4,814,114	$4,523,956	94%
Research and development	9,404,980	3,089,769	6,315,211	204%
Total operating expenses	$18,743,050	$7,903,883	$10,839,167	137%

General and administrative expenses increased by $4,523,956, or 94%, to $9,338,070 for the nine months ended September 30, 2022 from $4,814,114 for the nine months ended September 30, 2021. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation defense efforts of $1,944,135, and a $2,000,000 estimated litigation liability, (ii) an increase in salaries and wages and employee benefits related to new hires and merit increases of $371,903, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $195,149, (iv) an increase in non-executive board compensation of $148,333, and (v) an increase in grant writing and grant consulting fees of $102,286. This was offset by a decrease in stock based compensation of $297,187.

Research and development expenses increased by $6,315,211, or 204%, to $9,404,980 for the nine months ended September 30, 2022, from $3,089,769 for the nine months ended September 30, 2021. The increase was primarily attributable to (i) an increase in milestone payments of $500,000 made to Nanomerics related to AnQlar, (ii) an increase in preclinical activity of $4,111,457 related to AnQlar’s ongoing IND enabling studies and regulatory consulting, (iii) increases in preclinical and regulatory activity related to Epoladerm of $765,458, (iii) an increase in preclinical work related to Probudur of $451,226 related to ongoing formula optimization, (iv) an increase in VRP324 of $456,241 mainly due to a milestone payment of $500,000 paid to Nanomerics upon achieving the study aim contained within a pre-clinical animal study, and (v) a slight increase in regulatory activities related to Envelta of $19,968.

The following table presents R&D expenses tracked on a program-by-program basis for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Program Expenses:
Envelta	$191,182	$171,214
Probudur	1,186,092	734,866
Epoladerm	1,527,270	761,812
AnQlar	5,734,712	1,123,255
VRP324	656,241	200,000
Total program expenses	$9,295,497	$2,991,147
Unallocated Expenses:
Stock based compensation	109,483	38,622
Other research and development expenses	-	60,000
Total other research and development expense	109,483	98,622
Total research and development expenses	$9,404,980	$3,089,769

Other income (expense):

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Interest expense	$-	$(93,640)	$93,640	(100)%
Other income	79,443	59,089	20,354	34%
Total other income (expenses):	$79,443	$(34,551)	$113,994	(330)%

Interest expense decreased by $93,640 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 as a result of the repayment of a convertible promissory note in February 2021 and related party notes payable in September 2021. Other income increased primarily due to exchange rate gains during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Nine Months Ended September 30, 2022 and Year Ended December 31, 2021

Capital Resources

	September 30,	December 31,	Change
	2022	2021	Dollars	Percentage
Current assets	$23,635,761	$39,572,436	$(15,936,675)	(40)%
Current liabilities	4,207,865	2,087,691	2,120,174	102%
Working capital	19,427,896	37,484,745	(18,056,849)	(48)%

As of September 30, 2022, our principal source of liquidity was our cash, which totaled approximately $20.6 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, preclinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

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

On September 16, 2021, we issued 6,670,000 shares of common stock related to our Underwritten Public Offering, for net proceeds totaling $37.0 million, after deducting underwriting discounts and offering expenses. We intend to use substantially all of the net proceeds from the Underwritten Public Offering to fund research and development of all our product candidates and other development programs, and for working capital and other general corporate purposes. A portion of the net proceeds from the Underwritten Public Offering were used for the repayment of our promissory notes and deferred compensation due to our Chief Executive Officer, as explained below.

Debt

Promissory Notes

In October 2018 and January 2019, we issued notes with an aggregate principal amount of $1,000,000. These notes were issued to Anthony Mack, our Chief Executive Officer and significant investor and were repaid with the net proceeds from our Underwritten Public Offering in September 2021. In addition, in January 2021, we issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Mr. Mack for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000, and were paid off with the proceeds from our initial public offering in February 2021.

Cash Flows

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows from operating and financing activities:

	Nine Months Ended September 30,
	2022	2021
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(16,279,381)	$(9,620,269)
Financing activities	-	51,278,908
Increase (decrease) in cash	$(16,279,381)	$41,658,639

Operating Activities

For the nine months ended September 30, 2022, cash used in operations was $16,279,381 compared to $9,620,269 for the nine months ended September 30, 2021. The increase in cash used in operations was primarily the result of the increase in net loss and prepaid expenses and current assets, offset by an increase in accounts payable and accrued expenses.

Financing Activities

Cash provided by financing activities was $51,278,908 during the nine months ended September 30, 2021, attributable primarily to net proceeds received from our initial public offering in February 2021 of $15,783,207 and the underwritten offering in September 2021 of $36,999,465, after deducting underwriting discounts and offering expenses. These proceeds were offset by the repayment in full of our RRD Note of $493,480 in February 2021 and repayments of our promissory notes and PPP loan of an aggregate of $1,503,764. No financing activities took place during the nine months ended September 30, 2022.

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

We incurred a net loss of $18,663,607 and $7,938,434 for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $41,367,514 as of September 30, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and an underwritten public offering in September 2021, raising net proceeds of $15,783,207 and $36,999,465, respectively. Our cash on hand as of September 30, 2022 was $20,562,611.

The Company is currently involved in defending litigation and intends to vigorously defend the action. The Company has established an estimated litigation liability of $2.0 million in respect of the litigation.

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

Global Pandemic

We are continuing to monitor the impact of the COVID-19 pandemic on our business, the extent of which will depend on a number of factors, including, but not limited to, the extent and severity of the impact on our service providers, suppliers, contract research organizations and our preclinical and clinical trials, all of which are uncertain and cannot be predicted.

While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that may adversely impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values may also affect our ability to enter into collaborations, joint ventures, and license and royalty agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. We may face difficulties recruiting or retaining patients in our ongoing and planned preclinical and clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites. We and our third-party CMOs, clinical research organizations (CROs), and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

The extent to which the COVID-19 pandemic may in the future impact our financial condition, liquidity or results of operations is uncertain. While the pandemic did not materially affect our financial results and business operations in the quarter ended September 30, 2022, we are unable to predict the impact that COVID-19 may have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Annual Report on Form 10-K.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021, other than our estimate for an estimated litigation liability.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, the Company and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing is scheduled to be completed by December 12, 2022, and post-trial argument is scheduled for December 22, 2022. The Company intends to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. We countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility our drug candidates might never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, we accrued $2 million in respect of the litigation. While we believe we have meritorious defenses, the ultimate resolution of the action could result in a material loss.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022. The risk factor set forth below supplements the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Other than as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.

Our business, financial condition and results of operations may be adversely affected if we are unsuccessful in our current litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc.

On March 12, 2021, we and Mr. Mack (the “Defendants”) were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs allege (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On October 18, 2021, Defendants filed an Answer to the Second Amended Complaint. On March 21, 2022, Plaintiffs filed a motion for leave to file a Third Amended Complaint. The proposed Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing is scheduled to be completed by December 12, 2022, and post-trial argument is scheduled for December 22, 2022. The Company intends to vigorously defend the action. However, we are unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. We countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility our drug candidates might never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, we accrued $2 million in respect of the litigation. While we believe we have meritorious defenses, the ultimate resolution of the action could result in a material loss.

Defending this lawsuit has and may continue to cause us to incur significant legal expenses. Furthermore, in the event that we are unsuccessful in the defense of this lawsuit, we could be required to pay damages which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Virpax Pharmaceuticals, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.2	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.3	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.4	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.5	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2022.

VIRPAX PHARMACEUTICALS, INC.

Date: November 9, 2022	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)