Form 10-K
period 2022-12-31
Virpax Pharmaceuticals, Inc.
filed 2023-03-22
CIK 1708331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,614,844 based on the closing sale price on June 30, 2022, as reported on the NASDAQ Capital Markets.

As of March 21, 2023 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 11,714,284.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIRPAX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Our Company

We are a preclinical-stage pharmaceutical company focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize each product candidate in our pipeline. Our drug-delivery systems and drug-releasing technologies being developed are focused on advancing non-opioid and non-addictive pain management treatments and treatments for central nervous system (“CNS”) disorders to enhance patients’ quality of life.

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD (PES200), (ii) Injectable “local anesthetic” Liposomal Gel Technology for postoperative pain management (Probudur™), and (iii) Topical Spray Film Delivery Technology for osteoarthritis pain (Epoladerm™). We intend to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and new chemical entity (“NCE”) candidates for commercialization. We also have exclusive global rights to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiolTM”, formerly VRP324) to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older.

While we are currently focused on advancing non-opioid and non-addictive pain management treatments and treatments for CNS disorders, we also plan on using our proprietary delivery technologies to develop our anti-viral therapy (AnQlar™) as a viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (“COVID 19”).We have exclusive global rights for AnQlar pursuant to a collaboration and license agreement.

Our Portfolio

Our portfolio currently consists of multiple preclinical stage product candidates: Epoladerm, Probudur, Envelta, PES200, AnQlar and NobrXiol. In the accompanying section we will describe each product candidate, its benefits, and our market strategy for each product candidate. The dates reflected in the below table are estimates only, and there can be no assurances that the events included in the table will be completed on the anticipated timeline presented, or at all.

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

Image 2 below illustrates the results of the early animal studies of Probudur:

Image 2

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion post operative pain management market local anesthetic post-surgical market. If the product candidate is used appropriately, we believe this product candidate could potentially eliminate the need for opioids for post-operative pain relief. As a result of our IND review, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) accelerated NDA for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

Image 3, below, displays the planned delivery of Probudur at the wound site:

Image 3

Charles River Laboratories was engaged to perform seven preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND filing for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability for manufacturing purposes and to possibly extend the lifetime of a relevant patent. We anticipate this relevant provisional patent will be filed at some point during the first half of 2023. Lipocure is currently in the process of working through the scale up of Probudur to a larger batch size. If Lipocure is able to achieve scale up of the enhanced formula, we anticipate IND enabling studies to commence towards the end of 2023.

Current Development Status

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”). Under the June 2021 Yissum Research Agreement, we provided funding for research and development studies performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation of Probudur and to increase stability for manufacturing purposes. In consideration for the research services, we paid research service fees of $337,500 in six equal quarterly installments. All services provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022. We recorded $990,000 and $870,000 in research and development expense for the years ended December 31, 2022 and 2021, respectively, associated with this agreement.

On April 28, 2022, we entered into a cooperative research and development agreement (“CRADA”) with the U.S. Army Institute of Surgical Research (“USAISR”) to evaluate Probudur as well as the potential for our other potential product candidates. The current research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023 unless it is revised by mutual written agreement. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

On January 31, 2023, we entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. Under the January 2023 Yissum Research Agreement, we will provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay aggregate research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter). All services to be provided under the January 2023 Yissum Research Agreement initiated on January 1, 2023, and are anticipated to be completed by the end 2023.

On February 1, 2023, we entered into an Agreement for Rendering of Research Services (the “January 2023 Lipocure Research Agreement”) with Lipocure. Under the January 2023 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter). All services to be provided under the January 2023 Lipocure Research Agreement initiated on January 1, 2023, and are anticipated to be completed towards the end 2023.

Molecular Envelope Technology Enkephalin Intranasal Spray (EnveltaTM)

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

Additionally, we believe Envelta may significantly reduce constipation and early animal clinical trials have not demonstrated any opioid dependence, drug seeking or respiratory depression. We plan to use the endogenous NCE regulatory pathway to bring this product candidate to market. We plan to target our marketing and selling efforts to pain specialists, anesthesiologists, orthopedics, surgeons, PCPs, Nurse Practitioners (“NPs”), oncologists, and neurologists within the $20 billion severe post cancer pain and non-cancer pain market.

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

Image 4 and Image 5, below, display the planned delivery of enkephalin peptide nanoparticles to the brain via the olfactory route:

Image 4

Image 5

Image 6 below illustrates the concept Envelta delivery device:

Image 6

We may also develop Envelta for a second indication utilizing the same delivery mechanism as Envelta, which we refer to as PES200. PES200 enables the delivery of a metabolically labile peptide drug (Enkephalin) into the brain and is also covered under the same intellectual property listed elsewhere in this Annual Report on Form 10-K for Envelta. We believe PES200’s capabilities and attributes are the same as Envelta and we may be able to reference the Envelta PreIND and possible Phase I studies to open a potential PES200 IND followed by potential Phase II trials. Our plan is to validate proof-of-concept followed by IND-enabling studies for the development of a novel enkephalin-based formulation to treat Post-Traumatic Stress Disorder.

Current Development Status

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

We believe Envelta and PES200 could support the current effort among prescribers, regulators, and patients to seek non-addictive treatment options for pain. We plan to utilize these delivery technologies to selectively develop a portfolio of patented 505(b)(2) and NCE candidates for commercialization. We intend to use these studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, all four planned in vitro studies have been successfully completed as well as the in vivo acute efficacy studies. In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings. Bioavailability studies are anticipated to be completed by end of March 2023 and the in vivo chronic efficacy studies are being planned and are estimated to be completed sometime during the second half of 2023.

The preclinical manufacturing work being performed under the CRADA necessary to file the IND is ongoing. NCATS is working with its manufacturer on scaling up production of Envelta and anticipates completion of this task in the second half of 2023. We currently anticipate filing an IND with Envelta during the second quarter of 2024.

NobrXiol

NobrXiol is being developed by Nanomerics as an investigational formulation delivered via the nasal route to enhance Cannabidiol (“CBD”) transport to the brain. NobrXiol uses a preassembled device and cartridge system to propel the CBD powder formulation into the nose and to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. We plan to target our marketing and selling efforts to healthcare practitioners specializing in epilepsy within the $16.5 billion market for managing epilepsy in pediatrics and adults.

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We submitted the pre-IND Briefing Book with the FDA in October 2022 and received comments back from the FDA in December 2022. Upon our review of the FDA response letter, we now believe we have the appropriate guidance from the FDA to move forward with our overall development plan for this new product candidate and the ability to identify any need for further data prior to submitting the IND. Our current plan is to utilize potential grant awards to fund the development of NobrXiol through to an IND filing while we focus our cash resources on more immediate needs with regard to our other product candidates.

Diclofenac Epolamine Spray Film (Epoladerm)

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around joints and curved body surfaces to manage pain associated with osteoarthritis. Our belief is based on, in part, research done to assess the effectiveness and safety of different preparations and doses of non-steroidal anti-inflammatory drugs (“NSAIDs”), opioids, and paracetamol for knee and hip osteoarthritis pain and physical function to enable effective and safe use of these drugs at their lowest possible dose. Osteoarthritis, which we believe to be a better global market opportunity for us, is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. A recent large meta-analysis on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac. We believe these agents should be considered as a first-line pharmacological treatment for osteoarthritis.

We believe Epoladerm’s proprietary spray film technology may lead to adhesion capabilities superior to those of currently available transdermal patches (e.g. Epoladerm does not require any tape reinforcement), while maintaining comparable skin absorption capabilities to transdermal patches currently on the market. Specifically, because the Epoladerm technology does not require a patch to deliver the drug through the skin, we believe Epoladerm may have better adhesion to the skin and may have better accessibility, particularly around joints and other curved body surfaces. Additionally, because Epoladerm is a spray, we believe it will be more aesthetically appealing to patients than transdermal patches. As a spray, Epoladerm was studied in ex-vivo skin studies (skin from abdominoplasty) and recent studies indicate drying times of approximately 120 seconds for chronic osteoarthritis of the knee. Unlike other topical NSAIDs, Epoladerm does not require physical handling of the actual drug and enables dosing that provides an accurate amount of active ingredient per spray application.

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

Image 1, below, displays the expected delivery system of Epoladerm for the treatment of chronic osteoarthritis:

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

Current Development Status

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

In June 2022, we announced our intention to pursue a direct to Over-the-Counter (“OTC”) regulatory pathway for Epoladerm. The direct to OTC, non-prescription regulatory pathway is expected to provide a faster drug development timeline and faster global approval track than the prescription pathway we had originally pursued for Epoladerm. To support the OTC application, we plan to submit Epoladerm’s completed dermal toxicity, sensitization, irritation, phototoxicity studies and its pharmacokinetic characteristics to the FDA. In addition, we anticipate that we will have to complete a consumer preference assessment and a pivotal study required by the FDA’s Office of Non-prescription Drugs. The originally scheduled preclinical toxicology studies for an osteoarthritis of the knee indication that were to run in parallel with our anticipated pilot study for Epoladerm will not be required for our direct to OTC regulatory pathway.

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis odue to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm replacing the potential degradant. This additional formulation work and permeation testing may enable the patent coverage of this asset to be extended until at least 2042. MedPharm is anticipated to complete the formulation work and permeation testing at the end of third quarter 2023. If this nonclinical testing is successful, we plan to file an IND with Epoladerm in the fourth quarter 2023. In addition, MedPharm will initiate manufacturing batches that will be utilized for the First-in-Human study that is anticipated to begin first quarter 2024.

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

As an addition to standard personal protective equipment, we believe AnQlar may offer an additional layer of protection, in the form of a molecular mask, to protect healthcare workers and those at risk of serious disease from viral infections. AnQlar has completed IND-enabling toxicology studies and ex-vivo studies which demonstrated a reduction in infectivity from respiratory viruses like influenza and SARS-CoV-2. During the ex-vivo study, in the presence of AnQlar, SARS-CoV-2 viral replication inhibition was observed in a bronchial epithelial model reconstituted from healthy human donor cells. Virus replication was evaluated using RT-qPCR. The data was presented as a number of viral copies per ml. A lower viral yield was detected in the cultures treated with AnQlar than in the control with phosphate buffered saline (“PBS”) after 72 hours of infection. AnQlar could potentially be marketed to first responders, healthcare workers, clinics, military forces, transplant and other immune compromised or at risk patients within the $13 billion (as of 2019) anti-viral market.

Image 7 below illustrates the results of the AnQlar IND-enabling toxicology studies ex-vivo:

Image 7

A lower viral yield was detected in the cultures treated with AnQlar than in the control with Phosphate Buffered Saline (“PBS”) after 72 hours of infection.

Current Development Status

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

In August 2021, we engaged Syneos Health to assist with the design of the optimal clinical trial to facilitate an efficient regulatory and development timeline for AnQlar.

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

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed by the fourth quarter 2023. This was slightly delayed due to certain issues with finalizing the bioanalytical method development of the product candidate. Upon successful completion of these studies, we intend to run a process using an investment banker to assist with sublicensing AnQlar to a global commercial partner in the respiratory space.

On July 5, 2022, we announced our intention to pursue an OTC Intranasal Medical Device Consumer regulatory pathway for AnQlar. To support the OTC Medical Device application, we plan to submit AnQlar’s completed in-vitro study, ex-vivo study using human mucosal cells, in-vivo study in rats, toxicology study and its pharmacokinetics (PK) characteristics studies to the FDA. Additionally, we will include AnQlar’s completed safety-pharmacology studies, drug-drug interaction studies and its virology studies evaluating AnQlar’s viral barrier properties against two variants of SARS-CoV-2 in a SARS-CoV-2 mouse model to the FDA. For the OTC medical device application, we anticipate that we will have to complete stability testing, human factors testing for medical devices, safety studies and supplementary in-vitro studies.

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

As of February 10, 2023 our portfolio of owned and licensed patents and pending patent applications consisting of 10 issued U.S. patents, 2 pending U.S. patent applications, 1 pending Patent Cooperation Treaty (“PCT”) application, 26 issued patents 4 pending foreign applications and 1 provisional patent application. These include US Patent Nos. 7,741,474, 8,470,371, 10,213,474, 8,278,277, 8,920,819, 9,713,591, 8,349,297 8,695,592, 10.213.474 and 10,842,745 as well as patents in Europe (Germany, France, UK), Canada, Japan, China, Israel, Australia, New Zealand, and South Korea. Below is a breakdown of patents by product:

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

Probudur

The product candidate is covered by US Patent No. 9,713,591 (expires July 24, 2030) and US Patent No. 10,842,745 (expires October 10, 2029) as well as a European patent (expires October 11, 2029) and a Chinese patent (expires October 11, 2029). There is also a pending US application which is a continuation of US Patent No. 10,842,745.. The patents contains composition claims to pharmaceutical compositions having an external storage solution containing an active pharmaceutical ingredient and particles of liposomes embedded in a polymeric matrix contained within the storage solution.

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

Patent Family 4 includes US Patent No. 10,213,474 (expires November 3, 2034), a Japanese patent (expires November 3, 2034), a European patent (expires November 3, 2034) and a Canadian patent ( expires November 3, 2034). The patents cover methods for treating pain, comprising intranasally administering to a human or animal a composition comprising a therapeutically effective amount of a hydrophilic neuroactive peptide and an amphiphilic quaternary ammonium palmitoyl glycol chitosan (GCPQ); wherein the amphiphilic GCPQ is capable of self-assembly in aqueous media into particles having a mean particle size between 20-500 nm; where intranasally administering the composition delivers the hydrophilic neuroactive peptide to the brain of the human or animal.

Patent Family 5 includes national phase filings of WO 2021/1234413 which includes patent applications in the United States, Canada, Europe, Japan and China. These patent applications cover acetylated amphiphilic carbohydrate compounds of average molecular weight 1-50 kDa which is based on a glycol chitosan, wherein the levels of acetylation can be modified. The compound can be formulated with hydrophobic compounds where the degree of acetylation of the carbohydrate compound is optimized to maximize solubilization of the compounds.

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

NobrXiol

This product candidate is specifically covered by a provisional patent application which describes compositions containing an amphiphilic carbohydrate compound and a cannabinoid which may be intranasally delivered. Depending on the formulation and of NobrXiol, the product candidate may also be covered by many of the patents and patent application which cover Envelta

Individual patents extend for varying periods depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Nanomerics License Agreement (NobrXiol)

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Under the Nanomerics License Agreement – NobrXiol, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – NobrXiol) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – NobrXiol (any patent that issues from the currently filed provisional patent application would expire on August 24, 2041). We have the right to terminate the Nanomerics License Agreement – NobrXiol upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that we have decided against proceeding with a Phase III Clinical trial.

Sales and Marketing

If Epoladerm, Probudur, Envelta, PES200, AnQlar and/or NobrXiol are approved, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to pain management clinics and specialists, general and orthopedic surgeons, anesthesiologists, primary care physicians (“PCPs”), Nurse Practitioners (“NPs”), oncologists, and neurologists.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The United States Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Human Capital Resources

As of March 21, 2023, we have a total of 7 full time employees and one contractor. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our current relations with our employees to be good.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical pharmaceutical, and healthcare companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plans, healthcare and insurance benefits, retirement investments, paid time off, and family leave, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations.

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

Summary of Risks Associated with Our Business

Our business and an investment in our company is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. Some of these risks include:

●	We are a pre-revenue company with a limited operating history;

●	We may not be able to successfully develop or commercialize new product candidates or do so on a timely or cost-effective basis;

●	Our business may be negatively affected by the impacts of COVID-19;

●	Our business may be negatively affected by ongoing litigation;

●	We depend on a limited number of product candidates and our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval;

●	We are a party to legal proceedings that could result in adverse outcomes that may be in excess of our insurance coverage;

●	Our competitors and other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, and any unfavorable outcome of such litigation could have a material adverse effect on our business;

●	We may experience failures of or delays in clinical trials which could jeopardize or delay our ability to obtain regulatory approval and commence product sales;

●	We face intense competition from both brand and generic companies which could limit our growth and adversely affect our financial results;

●	We are subject to extensive governmental regulation and we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations;

●	We may not be able to develop or maintain a sales capabilities or effectively market or sell any products that we may successfully commercialize;

●	Manufacturing or quality control problems may damage our reputation, require costly remedial activities or otherwise negatively impact our business;

●	Our profitability will depend on coverage and reimbursement by third-party payors, and healthcare reform and other future legislation may lead to reductions in coverage or reimbursement levels;

●	We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented;

●	We currently, and may in the future need to, license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms;

●	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our products and product candidates;

●	If we fail to comply with our obligations under any of our third-party agreements, we could lose license rights that are necessary to develop our product candidates;

●	Our directors, executive officers and certain stockholders (one of which is an affiliate of our Chief Executive Officer) own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to stockholder approval; and

●	Due to our continuing losses since inception and the uncertainty regarding the outcome of certain ongoing litigation and any potential claims related thereto, there exists substantial doubt about our ability to continue as a going concern.

Risks Related to Our Financial Position and Need for Additional Capital

We are a preclinical stage biopharmaceutical company with a limited operating history.

We were established and began operations in 2017. Our operations to date have been limited to financing and staffing our company, licensing product candidates, conducting preclinical trials of Epoladerm for chronic osteoarthritis of the knee, Probudur for postoperative hip and knee replacement pain management, Envelta for the management of acute and chronic pain, including pain associated with cancer, AnQlar as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and NobrXiol to potentially treat seizures associated with TSC, Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $21.7 and $12.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $44.4 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Epoladerm, Probudur, and Envelta through preclinical development, complete clinical trials, seek regulatory approval and commercialize Epoladerm, Probudur, Envelta, AnQlar and NobrXiol (collectively, “Product Candidates"), if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	are required by the FDA, to complete Phase 2 trials to support an NDA for our Product Candidates;

●	are required by the FDA to complete Phase 3 trials to support NDAs for our Product Candidates;

●	establish a sales, marketing and distribution infrastructure to commercialize our drugs, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

●	acquire or in-license or invent other product candidates or technologies.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of and launch and commercialize our product candidates if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of our Product Candidates and may also need to raise additional funds sooner to pursue a more accelerated development of our Product Candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

At December 31, 2022, we had cash of approximately $19.0 million. We have incurred continuing losses including a loss of $21.7 million for the year ended December 31, 2022, and are currently involved in litigation and while we believe we have meritorious defenses, the ultimate resolution of the action could result in a material loss. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	costs associated with litigation, adverse judgments and/or settlements.

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for our Product Candidates or any other future product candidates;

●	clinical development plans we establish for our Product Candidates and any other future product candidates;

●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;

●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

●	effects of competing technological and market developments;

●	costs and timing of the implementation of commercial-scale manufacturing activities;

●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

●	cost associated with being a public company.

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

On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the TCJA (defined below), which also significantly changed the U.S. federal income taxation of U.S. corporations. TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of TCJA.

TJCA (P.L. 115-97) modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct R&D expenditures but instead must amortize specified R&D expenditures ratably over five years (or 15 years for foreign expenditures).

While some of these U.S. federal income tax changes may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis. We continue to work with our tax advisors and auditors to determine the full impact TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to TCJA and the potential tax consequences of investing in our common stock.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2022, we had NOLs of approximately $28,397,000 for federal and state income tax purposes. Our federal NOL of $28,397,000 includes $326,000 which expires in 2037, and the remaining NOL has an indefinite carryover period, and our state NOL’s of $28,397,000 expire from 2037 through 2042. Additionally, we have $546,000 of R&D credits which have a 20 year carryforward period, which will expire from 2038 to 2042.

Under TCJA (defined below), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2022, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2022, may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

In addition, our NOLs are subject to review and possible adjustment by the IRS, and state tax authorities. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and research & development credit to offset future taxable income. Due to previous ownership changes, or if we undergo an ownership change, our ability to use our NOLs and research & development credit could be limited by Section 382 of the Code. Future changes in our stock ownership, inclusive of a public offering and some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to use NOLs and research & development credit of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs and research & development credit, even if we attain profitability.

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

On March 12, 2021, the Company and its Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss.

Defending this lawsuit may cause us to incur significant legal expenses. Furthermore, in the event that we are unsuccessful in the defense of this lawsuit, we could be required to pay damages which could have a material adverse effect on our business, financial condition and results of operations.

The Company and our officers and directors may be subject to various types of litigation, and our insurance may not be sufficient to cover damages related to those claims.

From time-to-time we may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to product liability, consumer protection, employment, intellectual property, tort, privacy and data protection, and other matters. Although we maintain insurance in accordance with customary practice of companies of similar size and stage of development, our insurance may only cover us against some, and not all, of these potential claims. We may incur losses relating to claims filed against us or our directors and officers, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims), a settlement or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business and results of operations.

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2022 and December 31, 2021 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. We are currently involved in litigation and have established an estimated litigation liability of $2.0 million. While we believe we have meritorious defenses, the ultimate resolution of the action could result in a material loss. Due to our continuing losses, the uncertainty regarding the outcome of this ongoing litigation and any potential claims related thereto, there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

We will require additional financings to fund our operations, including litigation costs, and to complete clinical development of and to commercially develop all of our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, our Product Candidates may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

The disruptions to the global economy which began in 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for our Product Candidates or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our Product Candidates or another product candidate, which would significantly harm our business, results of operations and prospects.

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

If we are unable to file for approval of Epoladerm, Probudur and NobrXiol under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for Epoladerm, Probudur and NobrXiol include efforts to minimize the data we will be required to generate in order to obtain marketing approval and therefore reduce the development time. We intend to file Section 505(b)(2) NDAs for Epoladerm, Probudur and NobrXiol that might, if accepted by the FDA, save time and expense in the development and testing of these indications.

The timeline for filing and review of our NDAs for Epoladerm,Probudur and NobrXiol is based on our plan to submit each of the NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

We may not be able to realize a shortened development timeline for Epoladerm, Probudur and NobrXiol, and the FDA may not approve either of our NDAs based on their review of the submitted data. Moreover, if products containing the reference drug are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for our product candidates, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by its effects. In an effort to halt the outbreak of COVID-19, the United States has, at times, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Enrollment of patients in our clinical trials and our planned and ongoing preclinical and clinical trials may be delayed due to COVID-19. The impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the pandemic may cause delays in the delivery of raw materials and drug product. Temporary closure of facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. In addition, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new variants, including the delta variant and the omicron variant, could affect the health and availability of our workforce as well as those of the third parties on whom we rely. If new, more infectious or severe variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration.

As a result of the foregoing factors, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for our Product Candidates are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by our Product Candidates or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Any clinical trials for our drug product candidates which include our Product Candidates to date may fail to demonstrate acceptable levels of safety and efficacy which could prevent or significantly delay their regulatory approval or result in a more restrictive label by the FDA or other comparable foreign authorities.

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

The market opportunities for our Product Candidates, if approved, may be smaller than we anticipate.

We expect to initially seek approval for Epoladerm for Osteoarthritis pain, Probudur for postoperative pain management, Envelta for the management for acute and chronic pain, including pain associated with cancer, AnQlar as an antiviral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and NobrXiol to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older in the United States. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller than we anticipate, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Even if we obtain FDA approval for our Product Candidates or any other product candidate in the United States, we may never obtain approval for or commercialize our Product Candidates or any other product candidate in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Even if we obtain regulatory approval for our Product Candidates or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

The use of our Product Candidates or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;

●	withdrawal of participants from our clinical trials;

●	significant costs to defend the litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	inability to commercialize our Product Candidates or any other product candidate;

●	product recalls, withdrawals, or labeling, marketing, or promotional restrictions;

●	decreased market demand for any product; and

●	loss of revenue.

Risks Related to Commercialization

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If any of our Product Candidates are approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel; establishing clinical trial sites and patient registration; and in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, or are more convenient or are less expensive than our Product Candidates. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our Product Candidates, which could result in our competitors establishing or strengthening their market position before we are able to enter the market.

The successful commercialization of our Product Candidates and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our Product Candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if our Product Candidates or any product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If our Product Candidates or any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our Product Candidates, if approved.

We do not have any infrastructure for the sales, marketing, or distribution of our Product Candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize our drug or any product candidate we develop, if approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect to build a focused sales distribution and marketing infrastructure to market our Product Candidates, if approved, in the United States and Europe. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of that product. For example, if the commercial launch of our Product Candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of our Product Candidates, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our Product Candidates, we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities for our Product Candidates we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for our Product Candidates at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results, and prospects.

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

We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of our Product Candidates and intend to rely on CMOs for the production of commercial supply of our Product Candidates, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities of our Product Candidates and any product candidates we develop, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to have manufactured a sufficient clinical supply of our Product Candidates drug substance to enable us to complete our clinical trials, and we have engaged or intend to engage a CMO to provide clinical and commercial supplies of the drug products.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The United States Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our Product Candidates and any future products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs, and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the patent applications we own or license with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our Product Candidates or any future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to our Product Candidates or our future products or product candidates but that are not covered by the claims of the patents that we own or license from others;

●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;

●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

●	we or any of our collaborators might not have been the first to file patent applications covering certain technologies we or they own or have obtained a license, or will own or obtain a license;

●	it is possible that our owned and in-licensed pending patent applications will not lead to issued patents;

●	issued patents that we own and in-licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	ownership and inventorship of our owned and in-licensed patents or patent applications may be challenged by third parties; and

●	patents of third parties, or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture our Product Candidates and any future products and product candidates, and we expect to collaborate with third parties on the development of our Product Candidates and any future products and product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary for the development or commercialization of our Product Candidates or our future products or product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our Product Candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize our Product Candidates.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our Product Candidates or any other product candidate could be delayed.

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

The market price of our common stock is highly volatile and for the year ended December 31, 2022, the market price of our common stock has ranged from $0.61 to $3.67 per share. The recent fluctuations in our trading price and future trading in our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize our Product Candidates or any future product candidate;

●	results of ongoing litigation to which we are party;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to our Product Candidates or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for our Product Candidates or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

Our directors, executive officers, and stockholders affiliated with our directors and executive officers beneficially own approximately 30% of the voting power of our outstanding common stock. In particular, Virpax Pharmaceuticals, LLC, which is controlled by Anthony Mack, our Chief Executive Officer, and of which Jeffrey Gudin, our Chief Medical Officer, is a member, beneficially own shares representing approximately 23.3% of our outstanding capital stock. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public Company. This could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors (the “Board of Directors”). In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company”. As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding reporting and critical audit matters, and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year including the fifth anniversary of the completion of our initial public offering or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

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

ITEM 3. LEGAL PROCEEDINGS

On March 12, 2021, the Company and the Company’s Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss.

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

Holders

As of March 21, 2023, there were approximately 39 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

None.

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

Research and Development Expenses

We rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation. We have initiated preclinical trials and at the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include the status of preclinical studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Our policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date.

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares prior to becoming a public company, and for options, the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 8 to notes to financial statements contained herein.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Operating expenses:

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Operating expenses:
General and administrative	$11,082,463	$7,186,385	$3,896,078	54%
Research and development	10,762,670	4,839,115	5,923,555	122%
Total operating expenses	$21,845,133	$12,025,500	$9,819,633	82%

General and administrative expenses increased by $3,896,078, or 54%, to $11,082,463 for the year ended December 31, 2022 from $7,186,385 for the year ended December 31, 2021. The primary reasons for the increase in general and administrative costs were (i) an increase in legal costs associated with litigation defense efforts of $3,417,321, including a $2,000,000 estimated litigation liability, (ii) an increase in salaries and wages and employee benefits of $257,438, (iii) an increase in insurance costs related to directors’ and officers’ insurance of $216,134, (iv) an increase in non-executive board compensation of $181,667, and (v) an increase in grant writing and grant consulting fees of $114,973. This was offset by a decrease in stock based compensation of $316,768.

Research and development expenses increased by $5,923,555, or 122%, to $10,762,670 for the year ended December 31, 2022, from $4,839,115 for the year ended December 31, 2021. The increase was primarily attributable to (i) an increase in milestone payments of $500,000 made to Nanomerics related to AnQlar, (ii) an increase in preclinical activity of $3,826,920 related to AnQlar’s ongoing IND enabling studies and regulatory consulting, (iii) increases in preclinical and regulatory activity related to Epoladerm of $513,517, (iii) an increase in preclinical work related to Probudur of $487,573 related to ongoing formula optimization, and (iv) an increase in NobrXiol of $599,800 mainly due to a milestone payment of $500,000 paid to Nanomerics upon achieving the study aim contained within a pre-clinical animal study.

The following table presents R&D expenses tracked on a program-by-program basis for the year ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Program Expenses:
Envelta	$286,793	$296,142
Probudur	1,583,093	1,095,520
Epoladerm	1,830,689	1,317,173
AnQlar	6,115,916	1,788,996
NobrXiol	799,800	200,000
Total program expenses	$10,616,291	$4,697,831
Unallocated Expenses:
Stock based compensation	146,379	58,811
Other research and development expenses	-	82,473
Total other research and development expense	146,379	141,284
Total research and development expenses	$10,762,670	$4,839,115

Other expenses:

	Year Ended December 31,		Change
	2022	2021	Dollars	Percentage
Other income (expense):
Interest expense	$-	$(92,822)	$92,822	100%
Other income	194,413	62,259	132,154	212%
Total other expenses:	$194,413	$(30,563)	$224,976	736%

Interest expense decreased by $92,822 for the year ended December 31, 2022, as compared to the year ended December 31, 2021 as a result of the repayment of a convertible promissory note in February 2021 and related party notes payable in September 2021. Other income increased primarily due to interest income as well as exchange rate gains during the year ended December 31, 2022. Other income during the year ended December 31, 2021 comprised mostly of our PPP loan forgiveness.

Liquidity and Capital Resources

Years Ended December 31, 2022 and 2021

Capital Resources

	As of December 31,
	2022	2021
Current assets	$19,673,649	$39,572,436
Current liabilities	3,094,590	2,087,691
Working capital	$16,579,059	$37,484,745

As of December 31, 2022, our principal source of liquidity was our cash, which totaled approximately $19.0 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Cash Flows

Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows from operating and financing activities:

	Year Ended December 31,
	2022	2021
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(17,846,708)	$(14,542,592)
Financing activities	-	51,329,788
(Decrease) increase in cash	$(17,846,708)	$36,787,196

Operating Activities

For the year ended December 31, 2022, cash used in operations was $17,846,708 compared to $14,542,592 for the year ended December 31, 2021. The increase in cash used in operations was primarily the result of the increase in net loss offset by a decrease in prepaid expenses and current assets as well as an increase in current liabilities.

Financing Activities

Cash provided by financing activities was $51,329,788 during the year ended December 31, 2021, attributable primarily to net proceeds received from our initial public offering in February 2021 of $15,834,087 and the underwritten offering in September 2021 of $36,999,465, after deducting underwriting discounts and offering expenses. These proceeds were offset by the repayment in full of our RRD Note of $493,480 in February 2021 and repayments of our promissory notes and the unforgiven portion of the PPP Loan of an aggregate of $1,503,764. No financing activities took place during the year ended December 31, 2022.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs to defend litigation, adverse court judgments and/or settlements related to litigation.

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

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

We incurred a net loss of $21,650,720 and $12,056,063 for the year ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $44,354,627 as of December 31, 2022. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We closed our initial public offering in February 2021 and an underwritten public offering in September 2021, raising $15,783,207 and $36,999,465, net of issuance costs, respectively.

At December 31, 2022, we had cash of approximately $19.0 million. We are currently involved in litigation and we have established an estimated litigation liability of $2.0 million. While we believe we have meritorious defenses, the ultimate resolution of the action could result in a material loss. Due to our continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about our ability to continue as a going concern. Our auditors report contains an emphasis of matter regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Additional financings will be needed by us to fund our operations, including litigation costs, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the ongoing conflict between Russia and Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2023 and potentially beyond.

Significant Contractual Obligations and Commitments

We lease our office facilities under a six-month operating lease.

Recently Issued Accounting Standards

No relevant recent accounting pronouncements noted.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company”. As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding reporting and critical audit matters, and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year including the fifth anniversary of the completion of our initial public offering or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position
Executive Officers
Anthony Mack, MBA	61	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors, Class III Director
Jeffrey Gudin, MD	57	Executive Vice President, Chief Medical Officer, and Class III Director
Gerald Bruce	67	Executive Vice President, Commercial Operations, and Class I Director
Christopher M. Chipman, CPA	50	Chief Financial Officer (Principal Financial and Accounting Officer) and Corporate Secretary

Directors
Eric Floyd, PhD	61	Independent Class III Director and Compensation Committee Chair
Jerrold Sendrow, CFP	78	Independent Class II Director and Audit Committee Chair
Thani Jambulingam, PhD	59	Independent Class II Director and Corporate Governance Committee Chair
Vanila M. Singh, MD	52	Independent Class I Director
Michael F. Dubin, CPA	68	Independent Class II Director

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

Corporate Governance

Our bylaws delegate the authority over our management and officers to our Board of Directors. The Board of Directors may then delegate management of the Company to committees of the Board of Directors, or such other persons based on its reasonable discretion. Regardless of any delegation, the Board of Directors will remain responsible for the proper management of our affairs. The Board of Directors may create new committees or change the responsibilities of existing committees from time to time.

Board Structure and Committee Composition

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of eight directors. The Certificate of Incorporation provides that our Board of Directors shall consist of at least one director but not more than nine directors and that the number of directors may be fixed from time to time by resolution of our Board of Directors.

In accordance with the terms of the Certificate of Incorporation and bylaws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I directors are Mr. Bruce, and Dr. Singh; their terms will expire at the 2025 annual meeting of stockholders.

●	The Class II directors are Dr. Jambulingam, Mr. Sendrow and Mr. Dubin; their terms will expire at the 2023 annual meeting of stockholders.

●	The Class III directors are Mr. Mack, Dr. Gudin, and Dr. Floyd; their terms will expire at the 2024 annual meeting of stockholders.

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

Legal Proceedings

See the disclosure under Item 3: Legal Proceedings above for a discussion of the Complaint naming Mr. Mack and the Company as defendants.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the year ended December 31, 2022, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board of Directors. In 2022, our “Named Executive Officers” and their positions were:

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

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2022 and 2021:

Name & Principal Position	Year	Salary	Salary/ Bonus	Stock Awards	Option Awards		Total
Anthony Mack	2022	$467,000	$238,000	$—	$79,000	(1)	$784,000
Chief Executive Officer, Chairman	2021	$375,000	$225,000	$—	$158,000	(1)	$758,000

Jeffrey Gudin, MD	2022	$157,000	$47,000	$—	$81,000	(1)	$285,000
Executive VP, Chief Medical Officer	2021	$100,000	$45,000	$—	$158,000	(1)	$303,000

Christopher Chipman	2022	$296,000	$90,000	$—	$81,000	(1)	$467,000
Chief Financial Officer(2)	2021	$236,000	$100,000	$—	$79,000	(1)	$415,000

(1)	Amounts reflect the full grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 8 to our financial statements included in Annual Report on Form 10-K.

(2)	Amounts reflect consulting fees of $63,000, paid to Mr. Chipman pursuant to an independent contractor agreement dated May 1, 2020, and salaries and wages of $173,000, paid to Mr. Chipman pursuant to his employment agreement dated April 7, 2021.

Our Board of Directors, in consultation with our Compensation Committee, annually reviews the compensation paid to our Named Executive Officers to assess the adequacy of the compensation paid to our Named Executive Officers. These annual assessments are done in order to periodically align our compensation practices with what our Board of Directors believe to be compensation levels more commensurate with companies of similar size and development stage as the Company. Pursuant to these annual assessments, on January 25, 2023, the Compensation Committee approved cash bonus awards and increases to the base salaries for each of our Named Executive Officers based upon the Company’s and management’s performance in 2022. Based on these assessments, Mr. Mack, Mr. Chipman and Mr. Gudin were awarded bonuses of $238,000, $90,000, and $47,000, respectively. In addition, Mr. Mack’s base salary was increased to $494,000 per year, Mr. Chipman’s base salary was increased to $312,000 per year, and Dr. Gudin’s base salary was increased to $164,000 per year.

On January 31, 2022, based upon the recommendation of the Compensation Committee, our Board of Directors approved increases to the base salaries paid to our Named Executive Officers and approved cash bonus awards for each of our Named Executive Officers based upon the Company’s and management’s performance in 2021 . Based on these assessments, Mr. Mack, Mr. Chipman and Mr. Gudin were awarded bonuses of $225,000, $100,000 and $45,000, respectively. In addition, pursuant to the employment agreements with each of our Named Executive Officers, Mr. Mack’s base salary was increased to $475,000 per year, Mr. Chipman’s base salary was increased to $300,000 per year, and Dr. Gudin’s base salary was increased to $157,500 per year.

Compensation Arrangements with our Named Executive Officers

Mr. Mack.

On September 18, 2018, we entered into an employment agreement with Mr. Mack, as amended (the “Mack Employment Agreement”). The term of the Mack Employment Agreement initiated upon the commencement of the agreement and terminates upon either death, disability, for cause, for good reason, or for other reasons by us or Mr. Mack. Under the Mack Employment Agreement, Mr. Mack is paid an annual base salary of $375,000, subject to annual increases at the discretion of the Board of Directors and an annual performance bonus targeted at an amount equal to 50% of his base salary based on the achievement of our corporate objectives and Mr. Mack’s individual performance metrics, in each case as established by the Board of Directors in consultation with Mr. Mack. Upon the recommendation of the Compensation Committee and in consultation with Mr. Mack, the Board of Directors may award Mr. Mack an annual bonus in excess of the targeted amount. Mr. Mack’s annual base salary was increased to $494,000 on January 25, 2023. The Mack Employment Agreement may be terminated by us immediately upon written notice to Mr. Mack, or by Mr. Mack upon 30 days’ notice provided to us. Concurrent with the execution of his employment agreement, we and Mr. Mack agreed to an executive confidentiality agreement (the “Executive Confidentiality Agreement”) that contains standard non-disclosure and non-competition provisions. In the event we terminate the Mack Employment Agreement other than for cause, or Mr. Mack terminates the employment agreement for good reason, we will pay him the then effective base salary for a period of twelve months following the effective date of the termination. However, payment of the effective base salary is subject to the execution of a release of claims and the compliance by Mr. Mack with such release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of Mr. Mack’s employment.

Mr. Mack elected to forgo his salary and defer his compensation through March 2021. Upon the closing of our underwritten public offering in September 2021, we paid to Mr. Mack $1,051,875 in deferred compensation due to him under the Mack Employment Agreement.

Dr. Gudin

On April 15, 2021, we entered into an employment agreement with Dr. Gudin, as amended (the “Gudin Employment Agreement”). The Gudin Employment Agreement provides for Dr. Gudin to continue to serve as our Executive Vice President and Chief Medical Officer reporting to our Chief Executive Officer and provides for an annual base salary of $150,000, subject to annual increases at the discretion of the Board of Directors. Dr. Gudin’s annual base salary was increased to $164,000 on January 25, 2023. Under the Gudin Employment Agreement, Dr. Gudin is eligible for an annual bonus with a target amount of 30% of his base salary, which will be awarded by our Board of Directors (the “Board”) in its sole discretion based on the achievement of the Company and Dr. Gudin of corporate and personal performance metrics established by the Board on an annual basis. Upon the recommendation of the Compensation Committee and in consultation with Dr. Gudin, the Board of Directors may award Dr. Gudin an annual bonus in excess of the targeted amount. To receive any bonus, Dr. Gudin must be employed by the Company at the time of payment. Dr. Gudin may also receive, in the discretion of the Board, equity awards under the 2022 Plan or any other equity incentive plan that the Company may adopt in the future. Dr. Gudin will also be eligible to receive other customary benefits described in the Gudin Employment Agreement.

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

If the Gudin Employment Agreement is terminated by Dr. Gudin for Good Reason or by us without Cause (other than on account of Dr. Gudin’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Gudin Employment Agreement), Dr. Gudin will be entitled to receive the Accrued Obligations and, subject to Dr. Gudin’s compliance with the terms of the Gudin Employment Agreement, Dr. Gudin will be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Dr. Gudin’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Dr. Gudin’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Dr. Gudin under the 2022 Plan.

The Gudin Employment Agreement has a term of three years from the effective date. In connection with his entry into the Gudin Employment Agreement, Dr. Gudin entered into a customary Confidential Disclosure Invention Assignment Agreements with us.

Mr. Chipman

On April 7, 2021, we entered into an employment agreement with Christopher Chipman, as amended (the “Chipman Employment Agreement”). The Chipman Employment Agreement provides for Mr. Chipman to continue to serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer and provides for an annual base salary of $250,000, subject to annual increases at the discretion of the Board of Directors. Mr. Chipman’s annual base salary was increased to $312,000 on January 25, 2023. Under the Chipman Employment Agreement, Mr. Chipman is eligible for an annual bonus with a target amount equal to 30% of his base salary, which will be awarded by our Board of Directors (the “Board”) in its sole discretion based on the achievement of the Company and Mr. Chipman of corporate and personal performance metrics established by the Board on an annual basis. Upon the recommendation of the Compensation Committee and in consultation with Mr. Chipman, the Board of Directors may award Mr. Chipman an annual bonus in excess of the targeted amount. To receive any bonus, Mr. Chipman must be employed by the Company at the time of payment. Mr. Chipman may also receive, in the discretion of the Board, equity awards under the 2022 Plan, or any other equity incentive plan that the Company may adopt in the future. Mr. Chipman will also be eligible to receive other customary benefits described in the Chipman Employment Agreement.

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

If the Chipman Employment Agreement is terminated by Mr. Chipman for Good Reason or by us without Cause (other than on account of Mr. Chipman’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Chipman Employment Agreement), Mr. Chipman will be entitled to receive the Accrued Obligations and, subject to Mr. Chipman’s compliance with the terms of the Chipman Employment Agreement, Mr. Chipman will be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Mr. Chipman’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Chipman’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Chipman under the 2022 Plan.

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

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during the year ended December 31, 2022:

Name	Cash Awards ($)	Option Awards ($)(1)	Total ($)
Eric Floyd, PhD(2)	$40,000	$31,000	$71,000
Jerrold Sendrow, CFP(3)	$40,000	$25,000	$65,000
Thani Jambulingam, PhD(4)	$40,000	$29,000	$69,000
Vanila M. Singh, MD(5)	$40,000	$25,000	$65,000
Gary S. Jacob, PhD(6)	$23,000	$25,000	$48,000
Michael F. Dubin(7)	$40,000	$25,000	$65,000

(1)	Amounts reflect the full grant date fair value of stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The option awards contained within the above table were issued pursuant to the Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”).

(2)	On January 1, 2022, Dr. Floyd was granted an option to purchase 15,124 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(3)	On January 1, 2022, Mr. Sendrow was granted an option to purchase 12,091 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(4)	On January 1, 2022, Dr. Jambulingam was granted an option to purchase 14,113 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(5)	On January 1, 2022, Dr. Singh was granted an option to purchase 12,091 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

(6)	On January 1, 2022, Mr. Jacob was granted an option to purchase 12,091 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years. Mr. Jacob elected not to stand for reelection to our Board of Directors and his term ended effective July 25, 2022.

(7)	On January 1, 2022, Mr. Dubin was granted an option to purchase 12,091 shares of common stock with an exercise price of $3.43 per share. This option will fully vest on the first anniversary of the original grant date and has a term of ten years.

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Upon stockholder approval of the 2022 Plan, all new grants of awards will be made under the 2022 Plan and no new grants of awards will be made under the 2017 Plan. The 2022 Plan includes a director compensation policy which provides for:

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

In addition, our non-employee directors receive a cash payment $60,000 per year.

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

On January 1, 2023, options were granted to the Non-Employee Directors pursuant to the 2022 Plan to purchase an aggregate of 155,000 shares of Common Stock, with all grants being made under the 2022 Plan. The options have an exercise price of $0.622 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

Equity compensation

Outstanding equity awards at fiscal year-end table

The following table sets forth information concerning the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2022:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Mack	20,225	—	9.89	5/18/2029
Chief Executive Officer	40.450	—	9.89	5/22/2030
	16,667	33,333	4.62	4/07/2031
	—	60,676	2.13	1/31/2032

Jeffrey Gudin, MD	15,169	—	9.89	5/18/2029
Chief Medical Officer	30,338	—	9.89	5/22/2030
	16,667	33,333	4.62	4/07/2031
	—	60,676	2.13	1/31/2032

Christopher Chipman	40,450	—	9.89	5/01/2030
Chief Financial Officer	8,333	16,667	4.62	4/07/2031
	—	60,676	2.13	1/31/2032

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	1,172,281	(2)	$5.38	1,515,591	(3)(4)
Equity compensation plans not approved by security holders	-		-	-
Total	1,172,281		5.38	1,515,591

(1)	The amounts shown in this row include securities under the 2017 Plan and the 2022 Plan.
(2)	Includes 1,172,281 and 0 shares of common stock issuable upon exercise of outstanding options pursuant to the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2022.
(3)	In accordance with the “evergreen” provision in the 2022 Plan, an additional 234,286 shares were automatically made available for issuance on the first day of 2023, which represents 2% of the number of shares outstanding on December 31, 2022; these shares are excluded from this calculation.
(4)	Includes 0 and 1,515,591 shares of common stock available for issuance under the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2022.

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

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted and we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification other than what is disclosed in Part I. Item 3. Legal Matters.

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

Incentive plans

2022 Incentive Plan

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) all new grants of awards will be made under the 2022 Plan and no new grants of awards will be made under the 2017 Plan. The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

2017 Incentive Plan

On May 20, 2017, our Board of Directors adopted the 2017 Plan, and on May 21, 2018, our Board of Directors approved the Amended and Restated 2017 Plan, which was further amended on April 25, 2020. The purpose of the 2017 Plan is to encourage the participants to contribute materially to our growth as a company, thereby benefitting our stockholder, and will align the economic interests of the participants with those of the stockholder. As noted above, upon the approval of the 2022 Plan, all new grants of awards will be made under the 2022 Plan and no new grants of awards will be made under the 2017 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 22, 2023:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 11,714,284 shares of common stock outstanding as of March 22, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 22, 2023 are counted as outstanding. Unless noted otherwise, the address of all listed stockholder is 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
Virpax Pharmaceuticals, LLC	2,730,438	(1)	23.3%
Sabby Management, LLC	988,165	(13)	8.4%

Executive Officers and Directors Other Than 5% or Greater Stockholders
Anthony Mack	366,796	(1)(2)	3.1%
Jeffrey Gudin, MD	106,650	(3)	*
Gerald Bruce	109,214	(4)	*
Christopher Chipman	77,342	(5)(6)	*
Eric Floyd, PhD	73,700	(7)	*
Jerrold Sendrow, CFP	64,571	(8)	*
Thani Jambulingam, PhD	57,688	(9)	*
Vanila Singh, MD, MACM	40,499	(10)	*
Michael F. Dubin	32,316	(11)	*
Directors and Officers as a Group (9 persons)	3,659,213		29.6%

*	Less than 1%.

(1)	Anthony Mack, our Chief Executive Officer, and Jeffrey Gudin, our Executive Vice President and Chief Medical Officer, are the members of Virpax Pharmaceuticals, LLC. Due to Mr. Mack’s ownership of 88.8888% of the outstanding member units of Virpax Pharmaceuticals, LLC, he may be deemed to have sole voting and dispositive control over the shares of our common stock held by Virpax Pharmaceuticals, LLC. As a result, Mr. Mack may be deemed to beneficially own the shares of our common stock held by Virpax Pharmaceuticals, LLC.

(2)	Includes 252,562 shares of common stock held by Mr. Mack and his spouse and 114,234 shares of common stock held by Mr. Mack issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2023. Does not include 182,117 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(3)	Includes 7,584 shares of common stock owned by Mr. Gudin and his spouse. Also, includes 99,066 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2023. Does not include 107,117 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(4)	Includes 4,045 shares of common stock and 105,169 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2023.

(5)	The shares of common stock are held by Chipman & Chipman LLC, a consulting firm of which Mr. Chipman is the Managing Member. As a result, Mr. Chipman has the sole voting and dispositive control over the shares of our common stock held by Chipman & Chipman LLC. As a result, Mr. Chipman may be deemed to beneficially own the shares of our common stock held by Chipman & Chipman LLC.

(6)	Includes 77,342 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of March 22, 2023. Does not include 160,784 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(7)	Includes 8,023 shares of common stock, and 65,677 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2023. Does not include 45,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(8)	Includes 9,006 shares of common stock and 55,565 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2023. Does not include 40,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(9)	Includes 100 shares of common stock and includes 57,588 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2023. Does not include 35,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(10)	Includes 40,499 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2023. Does not include 15,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(11)	Includes 32,316 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2023. Does not include 20,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2023.

(13)	Includes shares of Common Stock beneficially held by Sabby Volatility Warrant Master Fund, Ltd (“Sabby Fund”). Sabby Management LLC (“Sabby Management”) serves as the investment manager to Sabby Fund. Hal Mintz indirectly owns the shares of Common Stock held by Sabby Fund in his capacity as manager of Sabby Management. The principal business address of both Sabby Fund and Sabby is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. All information regarding Sabby, Sabby Management and Mr. Mintz is based on information disclosed in a statement on Schedule 13G filed with the SEC on January 10, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers, and stockholder.

Promissory Notes with our Named Executive Officers

In January 2021, we issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, our Chief Financial Officer, for $25,000. These notes were subsequently repaid with proceeds from the initial public offering in February 2021.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers whereby we have agreed to indemnify those directors and officers to the fullest extent permitted by law, including indemnification against expenses and liabilities incurred in legal proceedings to which the director or officer was, or is threatened to be made, a party by reason of the fact that such director or officer is or was a director, officer, employee or agent of our Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, the best interests of our Company.

Policies and Procedures for Related Party Transactions:

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021 and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties.

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

Year ending December 31,	2022	2021
Audit fees(1)	$231,420	$252,309
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$231,420	$252,309

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements. Audit fees includes fees of approximately $29,000 for consents in 2022 and $91,000 for consents and comfort letters in 2021.

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by EisnerAmper LLP, located in Philadelphia, Pennsylvania, Firm ID: 274, that would have required our audit committee to consider their compatibility with maintaining the independence of EisnerAmper LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to EisnerAmper LLP for our fiscal years ended December 31, 2022 and 2021 were pre-approved by our audit committee.

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

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.4	Description of Securities.*
10.1	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020).
10.2	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.3	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).†
10.4	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.5	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.6	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.7	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.*†
10.8	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 13, 2021). †
10.9	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Christopher M. Chipman, dated April 7, 2021.*†
10.10	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 19, 2021). †
10.11	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.*†
10.12	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.13	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.14	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.15	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020)#
10.16	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.17	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #

10.18	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.19	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).
10.20	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.21	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.23	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.24	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021). #
10.25	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
10.26	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.*#
10.27	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
10.28	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
10.29	Virpax Pharmaceuticals, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.30	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.31	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.32	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.33	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm for the financial statements of Virpax Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished, not filed.

†	Denotes management compensation plan or contract.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRPAX PHARMACEUTICALS, INC.
(Registrant)

Date: March 22, 2023	/s/ Anthony Mack
Anthony Mack
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2023	/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Mack	Chief Executive Officer and Director	March 22, 2023
Anthony Mack	(Principal Executive Officer)

/s/ Christopher Chipman	Chief Financial Officer and Secretary	March 22, 2023
Christopher Chipman	(Principal Financial and Accounting Officer)

/s/ Eric Floyd, PhD	Director and Chairman, Compensation Committee,	March 22, 2023
Eric Floyd, PhD	Scientific and Technology Committee

/s/ Jeffrey Gudin, MD	Chief Medical Officer, Director	March 22, 2023
Jeffrey Gudin, MD

/s/ Jerrold Sendrow, CFP	Director and Chairman, Audit Committee	March 22, 2023
Jerrold Sendrow, CFP

/s/ Thani Jambulingam, PhD	Director and Chairman, Nominating and	March 22, 2023
Thani Jambulingam, PhD	Corporate Governance Committee

/s/ Vanila M. Singh, MD	Director	March 22, 2023
Vanila M. Singh, MD

/s/ Gerald Bruce	Director	March 22, 2023
Gerald Bruce

/s/ Michael Dubin	Director	March 22, 2023
Michael Dubin

VIRPAX PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Virpax Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing losses and has litigation that may require cash payments in the next year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 22, 2023

VIRPAX Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$18,995,284	$36,841,992
Prepaid expenses and other current assets	678,365	2,730,444
Total current assets	19,673,649	39,572,436
Total assets	$19,673,649	$39,572,436
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,094,590	$2,087,691
Estimated litigation liability	2,000,000	—
Total current liabilities	3,094,590	2,087,691
Total liabilities	3,094,590	2,087,691
Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,284 shares issued and outstanding as of December 31, 2022; 11,714,885 shares issued and outstanding as of December 31, 2021	117	117
Additional paid-in capital	60,933,569	60,188,535
Accumulated deficit	(44,354,627)	(22,703,907)
Total stockholders’ equity	16,579,059	37,484,745
Total liabilities and stockholders’ equity	$19,673,649	$39,572,436

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
OPERATING EXPENSES
General and administrative	$11,082,463	$7,186,385
Research and development	10,762,670	4,839,115
Total operating expenses	21,845,133	12,025,500
Loss from operations	(21,845,133)	(12,025,500)

OTHER INCOME (EXPENSE)
Interest expense	-	(92,822)
Other income	194,413	62,259
Other income (expense)	194,413	(30,563)
Loss before tax provision	(21,650,720)	(12,056,063)
Benefit from income taxes	—	—
Net loss	$(21,650,720)	$(12,056,063)

Basic and diluted net loss per share	$(1.85)	$(1.81)
Basic and diluted weighted average common stock outstanding	11,712,186	6,677,271

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid-in	Accumulated	Total stockholders’ Equity
	Shares	Amount	capital	deficit	(deficit)
Balance at January 1, 2021	3,145,153	31	6,431,715	(10,647,844)	(4,216,098)
Common stock issued pursuant to initial public offering, net of offering costs	1,800,000	18	15,783,189	—	15,783,207
Common stock issued pursuant to underwritten public offering, net of offering costs	6,670,000	67	36,999,398	—	36,999,465
Cashless exercise of stock options and warrants	85,669	—	—	—	—
Stock-based compensation	—	—	974,234	—	974,234
Restricted stock awards granted	15,000	1	(1)	—	—
Restricted stock awards forfeited	(937)	—	—	—	—
Net loss	—	—	—	(12,056,063)	(12,056,063)

Balance at December 31, 2021	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745
Stock-based compensation	—	—	745,034	—	745,034
Restricted stock awards forfeited	(601)	—	—	—	—
Net loss	—	—	—	(21,650,720)	(21,650,720)

Balance at December 31, 2022	11,714,284	$117	$60,933,569	$(44,354,627)	$16,579,059

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,650,720)	$(12,056,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP loan	—	(61,816)
Stock-based compensation	745,034	974,234
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,052,079	(2,712,171)
Accounts payable and accrued expenses	(993,101)	(686,776)
Estimated litigation liability	2,000,000	—
Net cash used in operating activities	(17,846,708)	(14,542,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(503,764)
Proceeds from related party notes payable	—	100,000
Repayment of related party notes payable	—	(1,100,000)
Offering costs related to underwritten public offering	—	(3,020,535)
Proceeds from underwritten public offering of common stock	—	40,020,000
Offering costs related to initial public offering	—	(2,165,913)
Proceeds from initial public offering of common stock	—	18,000,000
Net cash provided by financing activities	—	51,329,788
Net change in cash	(17,846,708)	36,787,196
Cash, beginning of year	36,841,992	54,796
Cash, end of year	$18,995,284	$36,841,992

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$—	$362,822
Cash paid for taxes	$—	$—

See Notes to the Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1. Business, and Liquidity and Going Concern

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

The Company incurred a net loss of $21,650,720 and $12,056,063 for the year ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $44,354,627 as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

As noted in Note 6. Commitments and Contingencies, the Company is currently involved in defending litigation and intends to vigorously defend the action. The Company has established an estimated litigation liability of $2.0 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss. Due to the Company’s continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Additional financings will be needed by the Company to fund its operations, including litigation costs, and to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also may be forced to curtail spending in research and development activities in order to conserve cash.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of expenses during the reporting period. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

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

Basic and Diluted Loss per Share — Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion of securities that would have an antidilutive effect. Equivalent common shares are excluded from the calculation of diluted net loss per share since their effect is antidilutive due to the net loss of the Company which consisted of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Equivalent common shares
Stock options	1,172,281	669,067
Warrants	18,436	18,436
Unvested restricted stock awards	237	6,196

Cash —At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. Total cash was $18,995,284 and $36,841,992 as of December 31, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, including cash and accounts payable approximate fair value due to the short-term nature of those instruments.

Research and Development — Research and development costs are expensed as incurred. These expenses include the costs of proprietary efforts, as well as costs incurred in connection with certain licensing arrangements and external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the status of preclinical studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available.

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company’s policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date.

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2022, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31, 2022	December 31, 2021
Prepaid insurance	$156,754	$152,801
Research and development	496,270	2,466,140
Legal retainer	—	103,050
Other prepaid expenses and current assets	25,341	8,453
	$678,365	$2,730,444

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2022	December 31, 2021
Accrued payroll	$654,765	$627,281
Research and development expenses	254,904	930,561
Legal expenses	147,277	510,008
Other	37,644	19,841
	$1,094,590	$2,087,691

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

In January 2021, the Company issued notes with an aggregate principal amount of $75,000 and $25,000, respectively. These notes were issued to Anthony Mack for $75,000 and Christopher Chipman, Chief Financial Officer, for $25,000. These notes bore interest at a rate of 1.35% per annum and were subsequently fully repaid with proceeds from the IPO.

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

Note 6. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and the Company’s Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity in 2023 and potentially beyond.

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

Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 90,000 shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of the initial public offering price. The warrants have a five-year term. The fair value allocated to the warrants of $639,000 was accounted for as a component of stockholders’ equity during the year ended December 31, 2021. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including a term of 5 years, expected price volatility of 100%, and a risk-free interest rate of 0.6%.

There were warrants to purchase 18,436 shares of the Company’s common stock outstanding as of December 31, 2022. There were no warrants granted during the year ended December 31, 2022. The Company issued 40,221 shares of the Company’s common stock upon the exercise of 76,620 warrants in a cashless exercise during the year ended December 31, 2021.

Note 8. Stock-Based Compensation

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

Restricted Stock

As of December 31, 2022 and 2021, there were 237 and 6,196 of unvested restricted stock awards issued totaling $2,342 and $39,862, respectively, based on a fair value of the Company’s common stock on the respective date of grant.

During the year ended December 31, 2022 and 2021, there were 0 and 15,000 restricted stock awards granted during the periods, respectively. There were 601 and 937 of restricted stock awards forfeited during the years ended December 31, 2022 and 2021, respectively. The Company recognized $37,520 and $79,438 of stock based compensation for vested restricted shares during the years ended December 31, 2022 and 2021, respectively.

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

The 2022 Plan (which is summarized below) is substantially similar to the 2017 Plan, except for (i) the increase in shares of common stock reserved for issuance as discussed above, and (ii) the elimination of annual limitations on grants of awards to eligible individuals and certain other provisions which had been included in the 2017 Plan in order to satisfy (now repealed) provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2022 Plan reserves an aggregate of (i) 1,500,000 shares of our common stock for the issuance of awards under the 2022 Plan (all of which may be granted as an Incentive Stock Option, or ISOs) plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by our Board.

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

There was no stock option activity and no stock options outstanding under the 2022 Plan for the year ended December 31, 2022.

The Company recognized stock based compensation related to stock options under the 2017 Plan of $707,514 and $894,796 for the years ended December 31, 2022 and 2021, respectively. Total stock based compensation, inclusive of restricted shares and stock options, consists of the following:

	For the Year Ended December 31,
	2022	2021
General and administrative expense	598,655	915,423
Research and development expense	146,379	58,811
	745,034	974,234

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the years ended December 31, 2022 and 2021 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2022	2021
Expected term (years)	5.65	5.74
Risk-free interest rate	1.96%	1.04%
Expected volatility	77.12%	78.98%
Expected dividend yield	0.00%	0.00%

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

The following is a summary of stock option activity under the 2017 Plan for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	486,101	$9.89	8.68	$-
Forfeited	(5,000)	4.62
Exercised	(87,751)	9.89
Granted	275,717	4.62	-	-
Options outstanding at December 31, 2021	669,067	7.75	8.34	-
Forfeited	(15,591)	3.14
Cancelled	-	-
Granted	518,805	2.24	-	-
Options outstanding at December 31, 2022	1,172,281	$5.38	8.11	$-
Options exercisable at December 31, 2022	620,734	$7.71	7.37	$-

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

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $1.98.

As of December 31, 2022, there was $519,190 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.64 years.

Note 9. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, there was no income tax expense.

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net-operating loss carryforwards	$8,206,000	$5,771,000
Capitalized R&D costs	2,868,000	-
Stock-based compensation	922,000	805,000
Accrued expenses	743,000	-
R&D credit	546,000	86,000
Other	6,000	6,000
Total deferred tax assets	13,291,000	6,668,000
Valuation allowance	(13,291,000)	(6,668,000)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct R&D expenditures but instead must amortize specified R&D expenditures ratably over five years (or 15 years for foreign expenditures). Gross capitalized R&D Costs for the year ended December 31, 2022 amounted to approximately $10,559,000.

The change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of approximately $6,623,000 and $3,460,000, respectively.

The Company’s reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax expense at federal statutory rate
State income taxes	7.9%	7.9%
Change in valuation allowance	(31.0)%	(28.7)%
Other	2.1%	0.2%
Effective tax rate	0.0%	0.0%

The Company had approximately $28,397,000 of gross net operating loss (“NOL”) carryforwards, for both federal and state, as of December 31, 2022.

The Company’s ability to use net operating loss, other carry forwards and tax credits is subject to limitation in subsequent periods under certain provisions of Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, upon a more than 50% change in ownership of the Company’s stock by a 5% or greater shareholder. The Company examined the application of Section 382 with respect to ownership changes that took place during 2021, as well as the limitation on the application of net operating loss carry forwards. The Company has determined that a more than 50% ownership change occurred on September 16, 2021. The Company has determined that the recent change in ownership limits the Company’s usage of net operating loss, other carry forwards and tax credits of approximately $19,417,000 as of the change in ownership date to an annual amount of approximately $4.1 million which will be released by December 31, 2028. The Company’s net carryforwards and tax credits may be further limited in the future if additional ownership changes occur.

From the total of the Company’s federal NOL of $28,397,000, $326,000 expires in 2037, and the remaining NOL has an indefinite carryover period but its usage is limited to 80% of taxable income in any subsequent year. The Company’s state NOL’s of $28,397,000 expire from 2037 through 2042. Additionally, the Company has $546,000 of R&D credits which have a 20 year carryforward period, which will expire from 2038 to 2042.

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

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as a viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the year ended December 31, 2022.

Nanomerics License Agreement (NobrXiol, formerly VRP324)

On September 17, 2021, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (TSC), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. Under the Nanomerics License Agreement – NobrXiol, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteenth (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company paid an upfront milestone payment upon signing of $200,000 and is required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that is issued from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if the Company concludes in writing to Nanomerics that the study aim has not been achieved or the Company notifies Nanomerics that the Company has decided against proceeding with a Phase III Clinical trial.

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

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022. See also Note 10 - Subsequent Events for discussion of January 2023 Yissum Research Agreement, entered into on January 31, 2023.

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022. The Company recorded $990,000 and $870,000 in research and development expense for the years ended December 31, 2022 and 2021, respectively, associated with this agreement. See also Note 10 - Subsequent Events for discussion of January 2023 Lipocure Research Agreement, entered into on February 1, 2023.

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

Note 11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 22, 2022. The following are subsequent events:

On January 1, 2023, options were granted to the Non-Employee Directors pursuant to the 2022 Plan to purchase an aggregate of 155,000 shares of Common Stock. The options have an exercise price of $0.622 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

On January 25, 2023, our Compensation Committee approved an equity compensation award for the Company’s officers and employees. The Committee approved this award of options to purchase an aggregate of 528,500 shares of Common Stock pursuant to the 2022 Plan. The options, other than Mr. Mack’s, have an exercise price of $0.788 per share, the fair market value of the Common Stock on the date of grant. Mr. Mack’s options have an exercise price of $0.867 per share, which represents 110% of the fair market value on the date of grant and a five year expiration date. The remaining options granted to the officers and employees vest in three equal installments beginning on the one-year anniversary of the grant date, and have a ten-year expiration date.

On January 31, 2023, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. Under the January 2023 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter). All services to be provided under the January 2023 Yissum Research Agreement initiated in January 1, 2023 and are anticipated to be completed towards the end 2023.

On February 1, 2023, the Company entered into an Agreement for Rendering of Research Services (the “January 2023 Lipocure Research Agreement”) with Lipocure. Under the January 2023 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter). All services to be provided under the January 2023 Lipocure Research Agreement initiated on January 1, 2023 and are anticipated to be completed towards the end 2023.

In March 2023, the Company received $1,250,000 in reimbursement of legal costs pursuant to the Company’s D&O policy.