Form 10-Q
period 2023-03-31
Virpax Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There were 11,714,284 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of May 12, 2023.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED MARCH 31, 2023

i

Part I

Item 1: Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022*
	(Unaudited)
ASSETS
Current assets
Cash	$16,986,917	$18,995,284
Prepaid expenses and other current assets	1,506,430	678,365
Total current assets	18,493,347	19,673,649
Total assets	$18,493,347	$19,673,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,294,239	$1,094,590
Estimated litigation liability	2,000,000	2,000,000
Total current liabilities	3,294,239	3,094,590
Total liabilities	3,294,239	3,094,590

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 designated shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,284 shares issued and outstanding as of March 31, 2023 and December 31, 2022	117	117
Additional paid-in capital	61,074,152	60,933,569
Accumulated deficit	(45,875,161)	(44,354,627)
Total stockholders’ equity	15,199,108	16,579,059
Total liabilities and stockholders’ equity	$18,493,347	$19,673,649

*	Derived from audited financial statements

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $1,250,000 in 2023 – See Note 5)	$415,451	$1,782,413
Research and development	1,235,614	3,341,406
Total operating expenses	1,651,065	5,123,819
Loss from operations	(1,651,065)	(5,123,819)

OTHER INCOME (EXPENSE)
Other expense	—	(13,183)
Other income	130,531	—
Loss before tax provision	(1,520,534)	(5,137,002)
Benefit from income taxes	—	—
Net loss	$(1,520,534)	$(5,137,002)

Basic and diluted net loss per share	$(0.13)	$(0.44)
Basic and diluted weighted average common stock outstanding	11,714,284	11,708,690

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745

Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	211,340	—	211,340
Net loss	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	11,714,725	$117	$60,399,875	$(27,840,909)	$32,559,083

Balance at December 31, 2022	11,714,284	$117	$60,933,569	$(44,354,627)	$16,579,059

Stock-based compensation	—	—	140,583	—	140,583
Net loss	—	—	—	(1,520,534)	(1,520,534)
Balance at March 31, 2023	11,714,284	$117	$61,074,152	$(45,875,161)	$15,199,108

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,520,534)	$(5,137,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	140,583	211,340
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(828,065)	(1,218,395)
Accounts payable and accrued expenses	199,649	99,200
Net cash used in operating activities	(2,008,367)	(6,044,857)

Net change in cash	(2,008,367)	(6,044,857)
Cash, beginning of period	18,995,284	36,841,992
Cash, end of period	$16,986,917	$30,797,135

Supplemental disclosure of cash and non-cash financing activities
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to the Condensed Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Business, and Liquidity and Going Concern

Business

Virpax Pharmaceuticals, Inc. (“Virpax” or the “Company”) was incorporated on May 12, 2017, in the state of Delaware. Virpax is a preclinical stage pharmaceutical company focused on developing novel and proprietary drug-delivery systems, and drug-releasing technologies focused on advancing non-opioid and non-addictive pain management treatments and treatments for central nervous system (“CNS”) disorders to enhance patients’ quality of life.

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

The Company incurred a net loss of $1,520,534 and $5,137,002 for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $45,875,161 as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

As noted in Note 5. Commitments and Contingencies, the Company is currently involved in defending litigation and intends to vigorously defend the action. The Company has established an estimated litigation liability of $2.0 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss. Due to the Company’s continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Additional financing will be needed by the Company to fund its operations, including litigation costs, and to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also may be forced to curtail spending in research and development activities in order to conserve cash.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at March 31, 2023, and its results of operations and its cash flows for the three months ended March 31, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2022 and 2021 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2022 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Equivalent common shares
Stock options	1,880,781	1,067,872
Warrants	18,436	18,436
Unvested restricted stock awards	—	1,972

Cash — The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $16,800,000 and $18,700,000, as of March 31, 2023 and December 31, 2022, respectively.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the expected life of the option and expected share price volatility. The Company uses the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2023, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$932,687	$156,754
Research and development	543,686	496,270
Other prepaid expenses and current assets	30,057	25,341
	$1,506,430	$678,365

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2023	December 31, 2022
Accrued payroll	$164,088	$654,765
Research and development expenses	328,037	254,904
Insurance premiums	621,783	—
Legal expenses	72,461	147,277
Professional fees	62,624	—
Other	45,246	37,644
	$1,294,239	$1,094,590

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and the Company’s Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fioravanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. The parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss to the Company.

In March 2023, the Company collected $1,250,000 in reimbursement of legal costs pursuant to the Company’s directors and officers’ insurance policy and recorded it as a reduction of general and administrative expense.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets and banking industry, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and the resulting war and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity the remainder of 2023 and potentially beyond.

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s current Certificate of Incorporation authorizes the issuance of preferred stock. The total number of shares of preferred stock which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share.

Common Stock

The Company’s current Certificate of Incorporation authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share.

Warrants

There were warrants exercisable for 18,436 shares of the Company’s common stock outstanding as of March 31, 2023. There were no warrants granted, exercised or forfeited during both the three months ended March 31, 2023 and 2022.

Note 7. Stock-Based Compensation

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

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and no new grants of awards will be made under the 2017 Plan and all new grants of awards will be made under the 2022 Plan. The 2022 Plan and 2017 Plan are administered by the Compensation Committee of the Board (the “Compensation Committee”); provided that the entire Board may act in lieu of the Compensation Committee on any matter. The 2022 Plan enables the Company to continue to provide equity and equity-based awards to eligible employees, officers, non-employee directors and other individual service providers by reserving 1,500,000 shares of the Company’s common stock for issuance under the 2022 Plan, subject to a 2% annual increase (similar to the 2017 Plan) pursuant to an “evergreen” provision in the 2022 Plan (discussed further below). The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

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

The 2022 Plan reserves an aggregate of (i) 1,500,000 shares of the Company’s common stock for the issuance of awards under the 2022 Plan (all of which may be granted as an Incentive Stock Option, or ISOs) plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Board. The 2022 Plan increased by 234,286 shares on January 1, 2023.

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

Restricted Stock

As of March 31, 2023 and December 31, 2022, there were zero and 237 unvested restricted stock awards issued totaling $0 and $2,342, respectively, based on a fair value of the Company’s common stock on the respective date of grant. During the three months ended March 31, 2023 and 2022, there were no restricted stock awards granted, and zero and 160 shares of restricted stock awards were forfeited during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $2,342 and $22,013 of stock-based compensation for vested restricted shares during the three months ended March 31, 2023 and 2022, respectively.

Stock Options to Non-Employee Directors

The 2022 Plan provides that:

●	on January 1 of each year, each non-employee director will be granted options under the 2022 Plan to purchase 15,000 shares of the Company’s common stock.

●	each new non-employee director will be granted options under the 2022 Plan to purchase up to 25,000 shares of the Company’s common stock, subject to approval by the Compensation Committee, at the time the individual first becomes a director.

●	on January 1, of each year, each then serving non-Chair member of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall automatically be granted options to purchase 5,000 shares of common stock under the 2022 Plan, and the Chair of each of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall each be granted options to purchase 10,000 shares of common stock under the 2022 Plan.

All such options granted pursuant to the foregoing non-employee director compensation policy will become exercisable on the one-year anniversary of the date of grant.

The Company recognized stock-based compensation related to stock options under the 2017 Plan and 2022 Plan of $138,241 and $189,327 for the three months ended March 31, 2023 and 2022, respectively. Total stock-based compensation, inclusive of restricted shares and stock options, consists of the following:

	For the Three Months Ended March 31,
	2023	2022
General and administrative expense	95,942	175,247
Research and development expense	44,641	36,093
	140,583	211,340

The fair value of option awards is estimated using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the three months ended March 31, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2023	2022
Expected term (years)	5.43	5.90
Risk-free interest rate	3.66%	1.62%
Expected volatility	110.00%	70.00%
Expected dividend yield	0.00%	0.00%

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

2017 Plan

As of March 31, 2023, there was $420,560 of total time-based unrecognized compensation costs related to unvested stock options within the 2017 Plan. These costs are expected to be recognized over a weighted average period of 1.46 years.

2022 Plan

The following is a summary of stock option activity under the 2022 Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	-	$-	-	$-
Forfeited	-	-
Cancelled	-	-
Granted	708,500	0.77	-	-
Options outstanding at March 31, 2023	708,500	$0.77	9.06	$25,265
Options exercisable at March 31, 2023	-	$-	-	$-

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

On January 25, 2023, our Compensation Committee approved an equity compensation award for the Company’s officers and employees. The Committee approved this award of options to purchase an aggregate of 528,500 shares of common stock pursuant to the 2022 Plan. The options, other than Mr. Mack’s, have an exercise price of $0.788 per share, the fair market value of the common stock on the date of grant. Mr. Mack’s options have an exercise price of $0.867 per share, which represents 110% of the fair market value on the date of grant and a five-year expiration date. The remaining options granted to the officers and employees vest in three equal installments beginning on the one-year anniversary of the grant date and have a ten-year expiration date.

On March 24, 2023, options were granted to a newly appointed Non-Employee Director pursuant to the 2022 Plan to purchase an aggregate of 25,000 shares of common stock. The options have an exercise price of $0.836 per share, the fair market value of the common stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2023 under the 2022 Plan was $0.61.

As of March 31, 2023, there was $390,600 of total time-based unrecognized compensation costs related to unvested stock options under the 2022 Plan. These costs are expected to be recognized over a weighted average period of 2.41 years.

Note 8. Research and Development and License Agreements

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

Nanomerics Ltd.

Nanomerics Collaboration Agreement

On April 11, 2019, the Company entered into an exclusive collaboration and license agreement, as amended (the “Nanomerics Collaboration Agreement”), with Nanomerics Ltd., a company organized and existing under the laws of United Kingdom (“Nanomerics”), for the exclusive world-wide license to develop and commercialize products, including Envelta™, which contain hydrophilic neuropeptide Leucin5-Enkephalin and an amphiphile compound which is quaternary ammonium palmitoyl glycol chitosan, to engage in a collaborative program utilizing Nanomerics’ knowledge, skills and expertise in the clinical development of products and to attract external funding for such development. The Nanomerics Collaboration Agreement was also amended to include a program for the pre-clinical development of a product for post-traumatic stress disorder.

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

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as a 24 hour prophylactic viral barrier to prevent or reduce the risk or the intensity of SARS-CoV2 , Influenza and other viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the three months ended March 31, 2022.

Nanomerics License Agreement (NobrXiol,)

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

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, the Company paid a milestone payment of $500,000 upon meeting this study aim in April 2022.

Research Agreements

Yissum

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the October 2020 Yissum Research Agreement. Under the June 2021 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments. All services to be provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021, and were completed by early January 2023.

On January 31, 2023, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. Under the January 2023 Yissum Research Agreement, the Company shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and to increase stability for manufacturing purposes. The Company may terminate the agreement at any time and shall be only responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, the Company agreed to pay research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter). All services to be provided under the January 2023 Yissum Research Agreement initiated in January 1, 2023, and are anticipated to be completed towards the end 2023.

The Company incurred $81,500 and $56,250 in research and development expenses respectively for the three months ended March 31, 2023 and 2022 associated with these Yissum agreements.

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”). All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021, and were substantially complete by the end of 2022.

On February 1, 2023, the Company entered into an Agreement for Rendering of Research Services (the “January 2023 Lipocure Research Agreement”) with Lipocure. Under the January 2023 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter). All services to be provided under the January 2023 Lipocure Research Agreement initiated on January 1, 2023, and are anticipated to be completed towards the end 2023.

The Company incurred $270,000 and $321,500 in research and development expenses, respectively, for the three months ended March 31, 2023 and 2022 associated with these Lipocure agreements.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, Envelta, an intranasal peptide, for the management of acute and chronic non-cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of NES100 as a novel analgesic for acute and chronic non-cancer pain, and for studies to further develop NES100 through investigative new drug (“IND”) enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the NES100 dosage form.

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

U.S Army Institute of Surgical Research

On April 28, 2022, the Company entered into a CRADA with the U.S. Army Institute of Surgical Research (USAISR) to evaluate Probudur. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023, unless it is revised by mutual written agreement. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

Note 9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 12, 2023. The following are material subsequent events:

On April 24, 2023, options were granted to a consultant pursuant to the 2022 Plan to purchase an aggregate of 100,000 shares of common stock. The options have an exercise price of $0.73 per share, the fair market value of the common stock on the date of grant. The options granted to the consultant will vest upon the one-year anniversary of the grant date and have a ten-year expiration date. Options were also granted to the Company’s EVP Commercial Operations and director pursuant to the 2022 Plan to purchase an aggregate of 100,000 shares of common stock. The options have an exercise price of $0.73 per share, the fair market value of the common stock on the date of grant. The options granted to this individual vest immediately upon grant and have a ten-year expiration date.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the outcome of certain current litigation in which we and our Chief Executive Officer are named as defendants (see “Part II – Other Information, Item I—Legal Proceedings” for more information on our current litigation).

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our ability to raise additional capital, which may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD (PES200), (ii) Injectable “local anesthetic” Liposomal Technology for postoperative pain management (Probudur™), and (iii) Investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiolTM”,) to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. We also seeking approval of two nonprescription product candidates: AnQlar, which is being developed as a 24 hour prophylactic viral barrier to inhibit viral infection caused by influenza or SARS-CoV-2, and Epoladerm™, which is a topical diclofenac metered dosed spray film formulation being developed to manage pain associated with osteoarthritis.

Probudur

Probudur, our lead product candidate uses a unique liposomal delivery platform that incorporates large multi-vesicular vesicles (“LMVVs”) to encapsulate high doses of bupivacaine. Early preclinical animal studies produced data that suggests that Probudur provided significantly improved onset, and duration of analgesic effect as compared to a similar product on the market. The animal studies were conducted by infiltrating the surgical/wound site with Probudur. Probudur’s prolonged effectiveness is due to the formulation’s ability to keep the local anesthetic at the surgical/wound site for an extended period of time (96 hours). Four nonclinical trials were conducted using three animal models.

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion post operative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for post-operative pain relief. As a result of our pre-investigational new drug (“pre-IND”) review, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) accelerated new drug application (“NDA”) for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. Charles River Laboratories was engaged to perform preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND filing for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability with the possibility to extend the lifetime of a relevant patent. We anticipate this relevant provisional patent will be filed at some point during the first half of 2023. Lipocure RX, Ltd. (“Lipocure”) is currently in the process of working through the scale up of Probudur to a larger batch size. If Lipocure is able to achieve scale up of the enhanced formula, we anticipate IND enabling studies to commence towards the end of 2023. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies.

Yissum Research Agreements

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum (the “June 2021 Yissum Research Agreement”). Under the June 2021 Yissum Research Agreement, we provided funding for research and development studies performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation of Probudur and to increase stability for manufacturing purposes. In consideration for the research services, we paid research service fees of $337,500 in six equal quarterly installments. All services provided under the June 2021 Yissum Research Agreement initiated on July 1, 2021, and were completed in early January 2023.

On January 31, 2023, we entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. Under the January 2023 Yissum Research Agreement, we will provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. We may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination. In consideration for the research services, we agreed to pay aggregate research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter). All services to be provided under the January 2023 Yissum Research Agreement initiated on January 1, 2023, and are anticipated to be completed by the end of 2023.

We incurred $81,500 and $56,250 in research and development expenses respectively for the three months ended March 31, 2023 and 2022 associated with these Yissum agreements.

Lipocure Research Agreements

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days’ written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022.

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

We incurred $270,000 and $321,500 in research and development expenses associated with these agreements for the three months ended March 31, 2023 and 2022, respectively.

Envelta

We believe Envelta and PES200 may provide prescribers, regulators, and patients alternative non-addictive treatment options to control severe pain and manage symptoms related to PTSD. We plan to utilize our proprietary drug delivery technologies to selectively develop a portfolio of patented NCE candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into with the National Center for Advancing Translational Sciences (“NIH/NCATS”). We intend to use the NIH/NCATS studies as a source for INDs for two additional potential indications, cancer pain and post-traumatic stress disorder. To date, all four planned initial in vitro studies have been successfully completed. These preclinical studies under the CRADA are expected to continue over the next 12 months.

In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation, and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings.

NobrXiol

NobrXiol is being developed by Nanomerics Ltd., a company organized and existing under the laws of the United Kingdom (“Nanomerics”) as an investigational formulation delivered via the nasal route to enhance CBD transport to the brain. NobrXiol uses a preassembled device and cartridge system to propel the CBD powder formulation into the nose and to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat seizures associated with Lennox-Gastaut and Dravet syndromes in patients two years of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize the product candidate. We plan to target our marketing and selling efforts to healthcare practitioners specializing in epilepsy within the $16.5 billion market for managing epilepsy in pediatrics and adults.

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We submitted the pre-IND Briefing Book with the FDA in October 2022 and received comments back from the FDA in December 2022. Upon our review of the FDA minutes, we now believe we have the appropriate guidance from the FDA to move forward with our overall development plan for this new product candidate and the ability to identify any need for further data prior to submitting the IND. Our current plan is to utilize potential grant awards to fund the development of NobrXiol through to an IND filing while we focus our cash resources on more immediate needs with regard to our lead product candidates.

Epoladerm

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around active joints and contoured body surfaces to manage pain associated with osteoarthritis. Osteoarthritis, which we believe to be a better global market opportunity for us, is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. A recent large meta-analysis on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac. Based on this meta-analysis it was recommended that topical diclofenac should be considered as a first-line pharmacological treatment for knee osteoarthritis. Pursuant to a Research and Option Agreement with MedPharm Limited (the “MedPharm Research and Option Agreement”), MedPharm will conduct certain research and development activities of proprietary formulations incorporating certain MedPharm technologies and certain of our proprietary molecules. Under the agreement, we were granted an option to obtain an exclusive, world-wide, sub-licensable, royalty bearing, irrevocable license to research, develop, market, use, commercialize, and sell any product utilizing MedPharm’s spray formulation technology.

As a result of pre- IND review, we believe it is reasonable for us to pursue a 505(b)(2) accelerated NDA for Epoladerm. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis due to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm exploring alternatives to mitigate the formation of the potential degradant. This additional formulation work and permeation testing may enable the patent coverage of this asset to be extended until at least 2042. MedPharm is anticipated to complete the formulation work and permeation testing at the end of the third quarter 2023.

We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

AnQlar

AnQlar is a high-density molecular masking spray we plan to develop as a viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. We intend for this formulation to be delivered using a metered dose nasal spray to propel the high-density molecular formulation into the nose.

We submitted and received a written pre-IND meeting response from the FDA for AnQlar. In its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an Over the Counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as a once daily intranasal prophylactic treatment of viral infections. The FDA has indicated that, upon successful completion of all necessary preclinical and clinical trials, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

We have engaged a previous Deputy Director of the Division of Antivirals (DAV), Center for Drug Evaluation and Research (CDER), Food and Drug Administration (FDA) to assist with the design of the optimal clinical trial to facilitate an efficient regulatory and development timeline for AnQlar. We have also entered into a commercial manufacturing and supply agreement with Seqens, an integrated global leader in pharmaceutical solutions with 24 manufacturing sites worldwide and seven research and development facilities throughout the U.S. and Europe. The agreement with Seqens provides for both the supply material for our clinical studies as well as the long-term commercial supply of AnQlar. In addition, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar which are expected to be completed by the first quarter of 2024. This was slightly delayed due to certain issues with finalizing the bioanalytical method development of the product candidate.

We recently conducted an initial review of the results from a preclinical virology study conducted by one of our CROs where we were evaluating the viral barrier properties of AnQlar™ versus two variants of the SARS CoV-2 virus. This review conducted by our external consultants indicates that the test article (AnQlar) supports the proposed mechanism of action for a prophylactic viral barrier product candidate, which was the outcome we were expecting.

We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

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

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements contained within our Form 10-K for the year ended December 31, 2022, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and Development (“R&D”) Expenses

We rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation. Once our clinical trials begin, at the end of each reporting period, we will compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we will consider in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of our vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we will record net prepaid or accrued expenses related to these costs.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 7 to notes to condensed financial statements.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Operating expenses:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative*	$415,451	$1,782,413	$(1,366,962)	(77)%
Research and development	1,235,614	3,341,406	(2,105,792)	(63)%
Total operating expenses	$1,651,065	$5,123,819	$(3,472,754)	(68)%

* Net of insurance reimbursement of $1,250,000 in 2023)

General and administrative expenses decreased by $1,366,962, or 77%, to $415,451 for the three months ended March 31, 2023, from $1,782,413 for the three months ended March 31, 2022. The primary reason for the decrease in general and administrative costs was the result of (i) a decrease in legal costs of $1,575,720 mainly due to a reimbursement of legal defense costs of $1,250,000 pursuant to our directors and officers’ insurance policy and a decrease in legal defense costs with regard to litigation, (ii) a decrease in stock based compensation of $79,306, and (iii) a decrease in public relation costs of $26,660. This was offset by an increase in fees related to market assessment efforts of $173,392, an increase of advisory and consulting fees of $100,000, and an increase of salaries and wages and employee benefits of $33,051.

Research and development expenses decreased by $2,105,792, or 63%, to $1,235,614 for the three months ended March 31, 2023, from $3,341,406 for the three months ended March 31, 2022. The decrease was primarily attributable to (i) a decrease in both a one-in time milestone payment of $1,500,000 made to Nanomerics in 2022 related to expanding AnQlar’s territory to global rights and a decrease in AnQlar preclinical activities of $691,128, and (ii) a decrease in preclinical activity related to Epoladerm of $227,179. This was slightly offset by (i) an increase of $178,892 related to Probudur preclinical activities, (ii) an increase in preclinical activity related to NobrXiol of $101,737, and (iii) an increase in regulatory work related to Envelta of $23,340.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Program Expenses:
Envelta	$69,529	$46,190
Probudur	516,714	337,822
Epoladerm	152,054	379,234
AnQlar	320,938	2,512,067
NobrXiol	131,737	30,000
Total program expenses	$1,190,972	$3,305,313
Unallocated Expenses:
Stock based compensation	44,642	36,093
Total other research and development expense	44,642	36,093
Total research and development expenses	$1,235,614	$3,341,406

Other income and expense:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Other income and expense:
Other expense	$—	$(13,183)	$13,183	100%
Other income	130,531	—	130,531	(100)%
Total other expenses:	$130,531	$(13,183)	$143,714	(1,090)%

Other income increased by $130,531 primarily due to interest income resulting from deposit balances within our bank accounts. Other expense decreased by $13,183 for the three months ended March 31, 2022 primarily due to foreign exchange losses on the payment of accounts payable.

Liquidity and Capital Resources

Three Months Ended March 31, 2023 and Year Ended December 31, 2022

Capital Resources

	March 31,	December 31,	Change
	2023	2022	Dollars	Percentage
Current assets	$18,493,347	$19,673,649	$(1,180,302)	(6)%
Current liabilities	3,294,239	3,094,590	199,649	6%
Working capital	15,199,108	16,579,059	(1,379,951)	(8)%

As of March 31, 2023, our principal source of liquidity was our cash, which totaled approximately $17.0 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Cash Flows

Three Months Ended March 31, 2023 and 2022

The following table summarizes our cash flows from operating and financing activities:

	Three Months Ended March 31,
	2023	2022
Statement of cash flow data:
Total net cash provided by (used in):
Operating activities	$(2,008,367)	$(6,044,857)
Decrease in cash	$(2,008,367)	$(6,044,857)

Operating Activities

For the three months ended March 31, 2023, cash used in operations was $2,008,367 compared to $6,044,857 for the three months ended March 31, 2022. The decrease in cash used in operations was primarily the result of the decrease in net loss and a decrease in prepaid insurance and prepaid research and development costs. In addition, in March 2023, we collected $1,250,000 in reimbursement of legal costs pursuant to our directors’ and officers’ insurance policy which decreased our net loss during the period.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs to defend litigation, adverse court judgments and/or settlements related to litigation;

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

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

We incurred a net loss of $1,520,534 and $5,137,002 for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $45,875,161 as of March 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

At March 31, 2023, we had cash of approximately $17.0 million. We are currently involved in litigation and we have established an estimated litigation liability of $2.0 million. While we believe we have meritorious defenses, the ultimate resolution of the litigation could result in a material loss. Due to our continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about our ability to continue as a going concern. Our auditors report within our 2022 Form 10-K filed on March 22, 2023, contains a paragraph regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Additional financings will be needed by us to fund our operations, including litigation costs, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking, and financial markets in the United States. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit and banking markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the ongoing conflict between Russia and Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2023 and potentially beyond.

Factors that May Affect Future Results

You should refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that may affect our future results.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, the Company and the Company’s Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021, Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fioravanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. The Company intends to vigorously defend the action. However, the Company is unable to predict the ultimate outcome of the lawsuit. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market. To date, the parties have not had successful settlement negotiations. Based on the foregoing, the Company accrued $2 million in respect of the litigation. While the Company believes it has meritorious defenses, the ultimate resolution of the action could result in a material loss.

From time to time, we are subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on our liquidity, financial condition, and cash flows.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 22, 2023. There have been no other material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On April 10, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). The Notice does not result in the immediate delisting of our common stock from The Nasdaq Capital Market.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. The Notice indicated that the Company will be provided 180 calendar days in which to regain compliance, or until October 9, 2023. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”) will provide us with a written confirmation of compliance and the matter will be closed.

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if we are not otherwise eligible, the Staff will provide us with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

We intend to monitor the closing bid price of its common stock and is considering its options to regain compliance with the Bid Price Requirement. Our receipt of the Notice does not affect our business, operations or reporting requirements with the Securities and Exchange Commission.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2023.

VIRPAX PHARMACEUTICALS, INC.

Date: May 12, 2023	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Chipman
Christopher Chipman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

