Form 10-Q
period 2023-06-30
Virpax Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 11,714,284 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of August 11, 2023.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JUNE 30, 2023

i

PART I

ITEM 1: FINANCIAL STATEMENTS

VIRPAX PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022*
	(Unaudited)
ASSETS
Current assets
Cash	$14,804,000	$18,995,284
Prepaid expenses and other current assets	1,147,368	678,365
Total current assets	15,951,368	19,673,649
Total assets	$15,951,368	$19,673,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,646,770	$1,094,590
Estimated litigation liability	2,000,000	2,000,000
Total current liabilities	3,646,770	3,094,590
Total liabilities	3,646,770	3,094,590

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,284 shares issued and outstanding as of June 30, 2023 and December 31, 2022	117	117
Additional paid-in capital	61,292,409	60,933,569
Accumulated deficit	(48,987,928)	(44,354,627)
Total stockholders’ equity	12,304,598	16,579,059
Total liabilities and stockholders’ equity	$15,951,368	$19,673,649

*	Derived from audited financial statements

See Notes to Condensed Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $0 and $1,250,000 during the three and six months ended June 30, 2023 - See Note 5)	$1,948,700	$2,645,618	$2,364,151	$4,428,031
Research and development	1,290,787	3,258,471	2,526,401	6,599,877
Total operating expenses	3,239,487	5,904,089	4,890,552	11,027,908
Loss from operations	(3,239,487)	(5,904,089)	(4,890,552)	(11,027,908)

OTHER INCOME
Other income	126,720	19,374	257,251	6,191
Loss before tax provision	(3,112,767)	(5,884,715)	(4,633,301)	(11,021,717)
Income taxes	—	—	—	—
Net loss	$(3,112,767)	$(5,884,715)	$(4,633,301)	$(11,021,717)

Basic and diluted net loss per share	$(0.27)	$(0.50)	$(0.40)	$(0.94)
Basic and diluted weighted average common stock outstanding	11,714,284	11,712,753	11,714,284	11,710,733

See Notes to Condensed Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745
Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	211,340	—	211,340
Net loss	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	11,714,725	117	60,399,875	(27,840,909)	32,559,083
Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—		244,701	—	244,701
Net loss	—		—	(5,884,715)	(5,884,715)
Balance at June 30, 2022	11,714,565	$117	$60,644,576	$(33,725,624)	$26,919,069

Balance at January 1, 2023	11,714,284	$117	$60,933,569	$(44,354,627)	$16,579,059
Stock-based compensation	—	—	140,583	—	140,583
Net loss	—	—	—	(1,520,534)	(1,520,534)
Balance at March 31, 2023	11,714,284	117	61,074,152	(45,875,161)	15,199,108
Stock-based compensation	—	—	218,257	—	218,257
Net loss	—	—	—	(3,112,767)	(3,112,767)
Balance at June 30, 2023	11,714,284	$117	$61,292,409	$(48,987,928)	$12,304,598

See Notes to Condensed Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,633,301)	$(11,021,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	358,840	456,041
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(469,003)	(610,863)
Accounts payable and accrued expenses	552,180	395,682
Net cash used in operating activities	(4,191,284)	(10,780,857)

Net change in cash	(4,191,284)	(10,780,857)
Cash, beginning of year	18,995,284	36,841,992
Cash, end of year	$14,804,000	$26,061,135

Supplemental disclosure of cash and non-cash transactions
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to Condensed Financial Statements

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

The Company incurred a net loss of $4,633,301 and $11,021,717 for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $48,987,928 as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at June 30, 2023, and its results of operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2022 and 2021 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2022 balance sheet information was derived from the audited financial statements as of that date.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant items subject to such estimates and assumptions include research and development accruals and prepaid expenses, estimated litigation liability, and the valuation of stock-based compensation. Future events and their effects cannot be predicted with certainty, accordingly accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equivalent common shares
Stock options	2,180,781	1,187,872	2,180,781	1,187,872
Warrants	18,436	18,436	18,436	18,436
Unvested restricted stock awards	—	1,185	—	1,185

Cash — The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $14,600,000 and $18,700,000, as of June 30, 2023 and December 31, 2022, respectively.

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

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are recognized when they occur. The Company’s policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2023, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$677,464	$156,754
Prepaid research and development	424,827	496,270
Other prepaid expenses and current assets	45,077	25,341
	$1,147,368	$678,365

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2023	December 31, 2022
Accrued payroll	$402,337	$654,765
Accrued severance	234,000	—
Insurance premiums	408,786	—
Research and development expenses	366,996	254,904
Legal expenses	116,978	147,277
Professional fees	41,611	—
Other	76,062	37,644
	$1,646,770	$1,094,590

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Christopher Chipman Separation Agreement

On June 18, 2023, Christopher Chipman notified the Board of Directors of the Company of his decision to resign from his position as Chief Financial Officer. The Company and Mr. Chipman entered into a Separation Agreement dated June 18, 2023, whereby Mr. Chipman shall receive the following consideration: (i) severance in the amount of $234,000, payable in four equal installments of $58,500, subject to all withholdings, on the Company’s first payrolls dates following July 1, 2023, August 1, 2023, September 1, 2023, and October 1, 2023, respectively; (ii) COBRA reimbursement in the amount of $13,385 which represents four month’s of COBRA payments; and (iii) accelerated vesting of 238,126 shares subject to Mr. Chipman’s outstanding stock options. Mr. Chipman’s separation from the Company was effective June 30, 2023.

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

Warrants

There were warrants exercisable for 18,436 shares of the Company’s common stock outstanding as of June 30, 2023. There were no warrants granted, exercised or forfeited during both the three and six months ended June 30, 2023 and 2022.

Note 7. Stock-Based Compensation

On May 20, 2017, the Company established the Virpax Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s Board of Directors (the “Board”), acting through its Equity Incentive Plan Committee, had determined that it would be to the advantage and best interest of the Company and its stockholders to grant restricted stock awards to certain individuals as compensation to serve as an employee of the Company and as an incentive for increased efforts during such service.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Restricted Stock

As of June 30, 2023 and December 31, 2022, there were zero and 237 unvested restricted stock awards issued totaling $0 and $2,342, respectively, based on a fair value of the Company’s common stock on the respective date of grant. During the three months ended June 30, 2023 and June 30, 2022, there were no restricted stock awards granted, and zero and 160 shares of restricted stock awards were forfeited during the three months ended June 30, 2023 and 2022, respectively. In addition, during the six months ended June 30, 2023 and 2022, there were no restricted stock awards granted, and zero and 320 shares of restricted stock awards were forfeited during the six months ended June 30, 2023 and 2022, respectively. The Company recognized $0 and $6,132 of stock-based compensation for vested restricted shares during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $2,342 and $28,144 of stock-based compensation for vested restricted shares during the six months ended June 30, 2023 and 2022, respectively.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

All such options granted pursuant to the foregoing non-employee director compensation policy will become exercisable on the one-year anniversary of the date of grant.

The Company recognized stock-based compensation related to stock options under the 2017 Plan and 2022 Plan of $218,257 and $238,569 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized stock-based compensation related to stock options under the 2017 Plan and 2022 Plan of $356,498 and $427,897 for the six months ended June 30, 2023 and 2022, respectively. Total stock-based compensation, inclusive of restricted shares and stock options, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expense	$169,794	$208,206	$265,736	$383,454
Research and development expense	48,463	36,495	93,104	72,587
	$218,257	$244,701	$358,840	$456,041

The fair value of option awards is estimated using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the Plan during the six months ended June 30, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2023	2022
Expected term (years)	5.46	5.75
Risk-free interest rate	3.67%	1.89%
Expected volatility	113.12%	76.94%
Expected dividend yield	—%	—%

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

2017 Plan

As of June 30, 2023, there was $276,100 of total time-based unrecognized compensation costs related to unvested stock options within the 2017 Plan. These costs are expected to be recognized over a weighted average period of 1.25 years.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2022 Plan

The following is a summary of stock option activity under the 2022 Plan for the six months ended June 30, 2023:

2022 Plan:	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	—	$—	—	$—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Granted	1,008,500	0.78	—	—
Options outstanding at June 30, 2023	1,008,500	$0.78	8.12	$300,527
Options exercisable at June 30, 2023	—	$—	—	$—

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

On April 24, 2023, options were granted to two employees pursuant to the 2022 Plan to purchase an aggregate of 200,000 shares of common stock. The options have an exercise price of $0.73 per share, the fair market value of the common stock on the date of grant. The options granted to one employee vest immediately upon grant and have a ten-year expiration date. The options granted to the other employee vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

On June 20, 2023, options were granted to the newly appointed Chief Financial Officer pursuant to the 2022 Plan to purchase an aggregate of 100,000 shares of common stock. The options have an exercise price of $0.99 per share, the fair market value of the common stock on the date of grant. The options granted to the Chief Financial Officer will vest as follows: (i) 25% shall vest upon the one-year anniversary from his hire date and (ii) the remaining 75% shall vest in thirty-six equal monthly installments. The options have a ten-year expiration date.

In accordance with Mr. Chipman’s Separation Agreement with the Company, he received accelerated vesting of 238,126 of his outstanding stock options (“Accelerated Options”) as of his separation date of June 30, 2023. Additionally, these Accelerated Options may be exercised until severance is fully paid, which is expected to be October 15, 2023. The accelerated vesting and increase in the time to exercise option awards after termination was treated as a stock option modification under ASC 718 Compensation - Stock Compensation. The total incremental expense resulting from the modification was de minimis for the three and six months ended June 30, 2023.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2023 under the 2022 Plan was $0.70.

As of June 30, 2023, there was $407,180 of total time-based unrecognized compensation costs related to unvested stock options under the 2022 Plan. These costs are expected to be recognized over a weighted average period of 1.74 years.

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

Under the MedPharm Research and Option Agreement, MedPharm granted the Company an option (the “MedPharm Option”) to obtain an exclusive, worldwide, sub-licensable (through multiple tiers), royalty bearing, irrevocable license to research, develop, market, commercialize, and sell any product utilizing MedPharm’s spray formulation technology which is the result of the activities performed under the MedPharm Research and Option Agreement, subject to the Company’s entry into a definitive license agreement with MedPharm. In order to exercise the MedPharm Option, the Company must provide MedPharm with written notice of such exercise before the end of the Option Period (as defined in the MedPharm Research and Option Agreement). The Option Period is subject to extension upon mutual agreement with MedPharm.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Nanomerics Ltd.

Nanomerics Collaboration Agreement

On April 11, 2019, the Company entered into an exclusive collaboration and license agreement, as amended (the “Nanomerics Collaboration Agreement”), with Nanomerics Ltd., a company organized and existing under the laws of United Kingdom (“Nanomerics”), for the exclusive world-wide license to develop and commercialize products, including Envelta™, which contain hydrophilic neuropeptide Leucin5-Enkephalin and an amphiphile compound which is quaternary ammonium palmitoyl glycol chitosan, to engage in a collaborative program utilizing Nanomerics’ knowledge, skills and expertise in the clinical development of products and to attract external funding for such development. The Nanomerics Collaboration Agreement was also amended to include a program for the pre-clinical development of a product for post-traumatic stress disorder (“PTSD”).

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Nanomerics License Agreement (NobrXiol, formerly VRP324)

On September 17, 2021, the Company entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. Lennox-Gastaut syndrome and Dravet syndrome are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures as well as cognitive and behavioral changes and are generally resistant to treatment. Under the Nanomerics License Agreement – NobrXiol, the Company is required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteenth (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company paid an upfront milestone payment upon signing of $200,000 and is required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships the Company enters into subsequent to the Nanomerics License Agreement (any patent that is issued from the currently filed provisional patent application would expire on August 24, 2041). The Company has the right to terminate the Nanomerics License Agreement upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if the Company concludes in writing to Nanomerics that the study aim has not been achieved or the Company notifies Nanomerics that the Company has decided against proceeding with a Phase 3 Clinical trial.

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, the Company paid and incurred a milestone payment of $500,000 upon meeting this study aim in April 2022.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company incurred $81,500 and $75,000 in research and development expenses respectively for the three months ended June 30, 2023 and 2022 associated with these Yissum agreements. The Company incurred $163,000 and $131,250 in research and development expenses respectively for the six months ended June 30, 2023 and 2022 associated with these Yissum agreements.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company incurred $321,500 and $410,000 in research and development expenses, respectively, for the three months ended June 30, 2023 and 2022 associated with these Lipocure agreements. The Company incurred $643,000 and $680,000 in research and development expenses, respectively, for the six months ended June 30, 2023 and 2022 associated with these Lipocure agreements.

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

Note 9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2023.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the outcome of certain current litigation in which we and our Chief Executive Officer are named as defendants (see “Part II – Other Information, Item I—Legal Proceedings” for more information on our current litigation).

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our ability to raise additional capital, which may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to maintain our Nasdaq listing; and

●	our ability to adequately support organizational and business growth.

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD (PES200), (ii) Injectable “local anesthetic” Liposomal Technology for postoperative pain management (Probudur™), and (iii) Investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiolTM”, formerly VRP324) to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. We are also exploring value creative opportunities for our two nonprescription product candidates including seeking regulatory approval for commercialization of such products: AnQlar, which is being developed as a 24 hour prophylactic viral barrier to inhibit viral infection caused by influenza or SARS-CoV-2, and Epoladerm™, which is a topical diclofenac metered dosed spray film formulation being developed to manage pain associated with osteoarthritis.

Probudur

Probudur, our lead product candidate, uses a unique liposomal delivery platform that incorporates large multi-vesicular vesicles (“LMVVs”) to encapsulate high doses of bupivacaine. Early preclinical animal studies produced data that suggests that Probudur provided significantly improved onset and duration of analgesic effect as compared to a similar product on the market. The animal studies were conducted by infiltrating the surgical/wound site with Probudur. Probudur’s prolonged effectiveness is due to the formulation’s ability to keep the local anesthetic at the surgical/wound site for an extended period of time (96 hours). Four nonclinical trials were conducted using three animal models.

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion post operative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for post-operative pain relief. As a result of our pre-investigational new drug (“pre-IND”) review, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) accelerated new drug application (“NDA”) for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. Charles River Laboratories was engaged to perform preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND filing for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability with the possibility to extend the lifetime of a relevant patent. We anticipate this relevant provisional patent will be filed at some point during the second half of 2023. Lipocure RX, Ltd. (“Lipocure”) is currently in the process of working through the scale up of Probudur to a larger batch size. If Lipocure is able to achieve scale up of the enhanced formula, we anticipate IND enabling studies to commence towards the end of 2023. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies. We anticipate starting Phase 2 clinical trial in 2024.

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

We incurred $81,500 and $75,000 in research and development expenses respectively for the three months ended June 30, 2023 and 2022 associated with these Yissum agreements. We incurred $163,000 and $131,250 in research and development expenses respectively for the six months ended June 30, 2023 and 2022 associated with these Yissum agreements.

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

We incurred $321,500 and $410,000 in research and development expenses associated with these agreements for the three months ended June 30, 2023 and 2022, respectively. We incurred $643,000 and $680,000 in research and development expenses associated with these agreements for the six months ended June 30, 2023 and 2022, respectively.

Envelta

We believe Envelta and PES200 may provide prescribers, regulators, and patients alternative non-addictive treatment options to control severe pain and manage symptoms related to PTSD. We plan to utilize our proprietary drug delivery technologies to selectively develop a portfolio of patented new chemical entity (“NCE”) candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into with the National Center for Advancing Translational Sciences (“NIH/NCATS”). We intend to use the NIH/NCATS studies as a source for INDs for two additional potential indications, cancer pain and PTSD. To date, all four planned initial in vitro studies have been successfully completed. These preclinical studies under the CRADA are expected to continue over the next 9 months. We anticipate starting the healthy volunteer studies in 2024.

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

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We submitted the pre-IND Briefing Book with the FDA in October 2022 and received comments back from the FDA in December 2022. Upon our review of the FDA minutes, we now believe we have the appropriate guidance from the FDA to move forward with our overall development plan for this new product candidate and the ability to identify any need for further data prior to submitting the IND. Our current plan is to utilize potential grant awards to fund the development of NobrXiol through to an IND filing while we focus our cash resources on more immediate needs with regard to our lead product candidates. In April, 2023, we entered into a participant agreement with the National Institute of Neurological Disorders and Stroke (“NINDS”), a part of NIH, to supply our product candidate compounds to the NINDS’s Epilepsy Therapy Screening Program (“ETSP”). NINDS ETSP will test our compounds in epilepsy animal models to determine whether our compounds have activity against resistant epilepsy and related disorders.

Epoladerm

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around active joints and contoured body surfaces to manage pain associated with osteoarthritis. Osteoarthritis, which we believe to be a significant global market opportunity for us, is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. A recent large meta-analysis on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac. Based on this meta-analysis it was recommended that topical diclofenac should be considered as a first-line pharmacological treatment for knee osteoarthritis. Pursuant to a Research and Option Agreement with MedPharm Limited (the “MedPharm Research and Option Agreement”), MedPharm will conduct certain research and development activities of proprietary formulations incorporating certain MedPharm technologies and certain of our proprietary molecules. Under the agreement, we were granted an option to obtain an exclusive, world-wide, sub-licensable, royalty bearing, irrevocable license to research, develop, market, use, commercialize, and sell any product utilizing MedPharm’s spray formulation technology.

As a result of pre- IND meeting, we believe it is reasonable for us to pursue a 505(b)(2) accelerated NDA for Epoladerm. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

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

AnQlar

AnQlar is a high-density molecular masking spray we plan to develop as a viral barrier to potentially reduce the risk or the intensity of, viral infections in humans. We intend for this formulation to be delivered using a metered dose nasal spray to propel the high-density molecular formulation into the nose.

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

Critical Accounting Estimates

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

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements contained within our Annual Report on Form 10-K for the year ended December 31, 2022, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

Operating expenses:

	For the Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative	$1,948,700	$2,645,618	$(696,918)	(26)%
Research and development	1,290,787	3,258,471	(1,967,684)	(60)%
Total operating expenses	$3,239,487	$5,904,089	$(2,664,602)	(45)%

General and administrative expenses decreased by $696,918, or 26%, to $1,948,700 for the three months ended June 30, 2023, from $2,645,618 for the three months ended June 30, 2022. The primary reason for the decrease in general and administrative costs was the result of (i) a decrease in legal costs of $1,199,806 mainly due to a decrease in legal defense costs with regard to litigation. This was offset by increases in salaries and wages of $136,135, severance expense of $234,000, an increase in fees related to market assessment efforts of $100,490, and an increase in Board of Director fees of $30,000.

Research and development expenses decreased by $1,967,684, or 60%, to $1,290,787 for the three months ended June 30, 2023, from $3,258,471 for the three months ended June 30, 2022. The decrease was primarily attributable to (i) a decrease in AnQlar preclinical activities of $1,370,672, (ii) a decrease in preclinical activity related to NobrXiol of $444,722, and (iii) a decrease in preclinical activity related to Epoladerm of $235,780. This was slightly offset by an increase of $75,140 related to Probudur preclinical activities.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Program expenses:
Envelta	$95,906	$99,523
Probudur	580,567	505,427
Epoladerm	380,736	616,516
AnQlar	118,738	1,489,410
NobrXiol	66,378	511,100
Total program expenses	1,242,325	3,221,976
Unallocated expenses:
Stock based compensation	48,462	36,495
Total other research and development expense	48,462	36,495
Total research and development expenses	$1,290,787	$3,258,471

Other income:

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Other income:
Other income	$126,720	$19,374	$107,346	554%
Total other income:	$126,720	$19,374	$107,346	554%

Other income increased by $107,346 primarily due to interest income.

Six Months Ended June 30, 2023 and 2022

Operating expenses:

	For the Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative*	$2,364,151	$4,428,031	$(2,063,880)	(47)%
Research and development	2,526,401	6,599,877	(4,073,476)	(62)%
Total operating expenses	$4,890,552	$11,027,908	$(6,137,356)	(56)%

*	Net of insurance reimbursement of $1,250,000 during the six months ended June 30, 2023

General and administrative expenses decreased by $2,063,880, or 47%, to $2,364,151 for the six months ended June 30, 2023, from $4,428,031 for the six months ended June 30, 2022. The primary reason for the decrease in general and administrative costs was the result of (i) a decrease in legal costs of $2,775,526 mainly due to a reimbursement of legal defense costs of $1,250,000 pursuant to our directors and officers’ insurance policy and a decrease in legal defense costs with regard to litigation. This was slightly offset by an increase in salaries and wages of $165,232, severance expense of $234,000, and an increase in fees related to market assessment efforts of $273,882.

Research and development expenses decreased by $4,073,476, or 62%, to $2,526,401 for the six months ended June 30, 2023, from $6,599,877 for the six months ended June 30, 2022. The decrease was primarily attributable (i) a decrease in both a one-time milestone payment of $1,500,000 made to Nanomerics in 2022 related to expanding AnQlar’s territory to global rights and a decrease in AnQlar preclinical activities of $2,061,803, (ii) a decrease in preclinical activity related to Epoladerm of $462,960, and (iii) a decrease of $342,985 in preclinical activity related to NobrXiol. This was slightly offset by an increase of $254,033 related to Probudur preclinical activities.

The following table presents R&D expenses tracked on a program-by-program basis for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Program expenses:
Envelta	$165,435	$145,713
Probudur	1,097,281	843,248
Epoladerm	532,790	995,750
AnQlar	439,676	4,001,479
NobrXiol	198,115	541,100
Total program expenses	$2,433,297	$6,527,290
Unallocated expenses:
Stock based compensation	93,104	72,587
Total other research and development expense	93,104	72,587
Total research and development expenses	$2,526,401	$6,599,877

Other income:

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Other income:
Other income	$257,251	$6,191	$251,060	4,055%
Total other income:	$257,251	$6,191	$251,060	4,055%

Other income increased by $251,060 primarily due to interest income.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022

Capital Resources

	June 30,	December 31,	Change
	2023	2022	Dollars	Percentage
Current assets	$15,951,368	$19,673,649	(3,722,281)	(19)%
Current liabilities	$3,646,770	$3,094,590	552,180	18%
Working capital	$12,304,598	$16,579,059	(4,274,461)	(26)%

As of June 30, 2023, our principal source of liquidity was our cash, which totaled approximately $14.8 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Cash Flows

Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows from operating activities:

	For the Six Months Ended June 30,
	2023	2022
Statement of cash flow data:
Net cash used in operating activities	$(4,191,284)	$(10,780,857)
Net change in cash	$(4,191,284)	$(10,780,857)

Operating Activities

For the six months ended June 30, 2023, cash used in operations was $4,191,284 compared to $10,780,857 for the six months ended June 30, 2022. The decrease in cash used in operations was primarily the result of the decrease in net loss and an increase in prepaid insurance and prepaid research and development costs, partially offset by an increase in accounts payable and accrued expenses. In addition, in March 2023, we collected $1,250,000 in reimbursement of legal costs pursuant to our directors’ and officers’ insurance policy which decreased our net loss during the period.

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

We incurred a net loss of $4,633,301 and $11,021,717 for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $48,987,928 as of June 30, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

At June 30, 2023, we had cash of approximately $14.8 million. We are currently involved in litigation and we have established an estimated litigation liability of $2.0 million. While we believe we have meritorious defenses, the ultimate resolution of the litigation could result in a material loss. Due to our continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about our ability to continue as a going concern. Our auditors report within our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 22, 2023, contains a paragraph regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

We currently do not have sufficient capital to fund the commercialization of any or our product candidates. Additional financings will be needed by us to fund our operations, including potential litigation costs, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking, and financial markets in the United States. We also may be forced to curtail spending in research and development activities in order to conserve cash.

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

Discussion of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $4.6 million and $11.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $48.99 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Epoladerm, Probudur, and Envelta through preclinical development, complete clinical trials, seek regulatory approval and commercialize Epoladerm, Probudur, Envelta, AnQlar and NobrXiol (collectively, “Product Candidates”), if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”)could result in a de-listing of our common stock.

Our shares of common stock are listed for trading on The Nasdaq Capital Market under the symbol “VRPX.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock or warrants.

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

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. The Notice indicated that the Company will be provided 180 calendar days in which to regain compliance, or until October 9, 2023. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”), at their discretion, will provide us with a written confirmation of compliance and the matter will be closed.

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

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements and if needed intend to seek shareholder approval of a reverse stock split, but we can provide no assurance that our shareholders will approve such a reverse stock split or that any action taken by us would result in our common stock meeting the Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Capital Market, minimum bid price requirement or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on The Nasdaq Capital Market, our common stock is covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

3.3	Amendment to Bylaws of Virpax Pharmaceuticals, Inc., dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

VIRPAX PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Anthony P. Mack
Anthony P. Mack
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vinay Shah
Vinay Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)