Form 10-Q
period 2023-09-30
Virpax Pharmaceuticals, Inc.
filed 2023-12-07
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from_____ to______

Commission File Number: 001-40064

VIRPAX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1510982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 11,714,284 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of December 5, 2023.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2023

i

PART I

ITEM 1: FINANCIAL STATEMENTS

VIRPAX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc.

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Virpax Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of operations and changes in stockholders’ equity for the three- and nine-month periods ended September 30, 2023 and 2022, statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the balance sheet of the Company as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2023, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Going Concern

Note 1 of the Company's audited consolidated financial statements as of December 31, 2022, and for the year then ended, discloses that the Company incurred continuing losses and had litigation that may require cash payments in the next year. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements and indicates that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial information as of September 30, 2023, and for the three- and nine-months then ended, the Company was still incurring continuing losses and continues to be party to litigation that may require cash payments in the next year. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

This financial information is the responsibility of the Company's management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

December 7, 2023

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$12,152,993	$18,995,284
Prepaid expenses and other current assets	885,394	678,365
Total current assets	13,038,387	19,673,649
Total assets	$13,038,387	$19,673,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,532,723	$1,094,590
Estimated litigation liability	5,000,000	2,000,000
Total current liabilities	6,532,723	3,094,590
Total liabilities	6,532,723	3,094,590

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,714,284 shares issued and outstanding as of September 30, 2023 and December 31, 2022	117	117
Additional paid-in capital	61,487,973	60,933,569
Accumulated deficit	(54,982,426)	(44,354,627)
Total stockholders’ equity	6,505,664	16,579,059
Total liabilities and stockholders’ equity	$13,038,387	$19,673,649

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $0 and $1,250,000 during the three and nine months ended September 30, 2023 - See Note 5)	$4,619,519	$4,910,039	$6,983,670	$9,338,070
Research and development	1,495,619	2,805,103	4,022,020	9,404,980
Total operating expenses	6,115,138	7,715,142	11,005,690	18,743,050
Loss from operations	(6,115,138)	(7,715,142)	(11,005,690)	(18,743,050)

OTHER INCOME
Other income	120,640	73,252	377,891	79,443
Loss before income taxes	(5,994,498)	(7,641,890)	(10,627,799)	(18,663,607)
Income taxes	—	—	—	—
Net loss	$(5,994,498)	$(7,641,890)	$(10,627,799)	$(18,663,607)

Basic and diluted net loss per share	$(0.51)	$(0.65)	$(0.91)	$(1.59)
Basic and diluted weighted average common stock outstanding	11,714,284	11,713,379	11,714,284	11,711,624

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2022	11,714,885	$117	$60,188,535	$(22,703,907)	$37,484,745
Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	211,340	—	211,340
Net loss	—	—	—	(5,137,002)	(5,137,002)
Balance at March 31, 2022	11,714,725	117	60,399,875	(27,840,909)	32,559,083
Restricted stock awards forfeited	(160)	—	—	—	—
Stock-based compensation	—	—	244,701	—	244,701
Net loss	—	—	—	(5,884,715)	(5,884,715)
Balance at June 30, 2022	11,714,565	117	60,644,576	(33,725,624)	26,919,069
Restricted stock awards forfeited	(131)	—	—	—	—
Stock-based compensation	—	—	150,717	—	150,717
Net loss	—	—	—	(7,641,890)	(7,641,890)
Balance at September 30, 2022	11,714,434	$117	$60,795,293	$(41,367,514)	$19,427,896

Balance at January 1, 2023	11,714,284	$117	$60,933,569	$(44,354,627)	$16,579,059
Stock-based compensation	—	—	140,583	—	140,583
Net loss	—	—	—	(1,520,534)	(1,520,534)
Balance at March 31, 2023	11,714,284	117	61,074,152	(45,875,161)	15,199,108
Stock-based compensation	—	—	218,257	—	218,257
Net loss	—	—	—	(3,112,767)	(3,112,767)
Balance at June 30, 2023	11,714,284	117	61,292,409	(48,987,928)	12,304,598
Stock-based compensation	—	—	195,564	—	195,564
Net loss	—	—	—	(5,994,498)	(5,994,498)
Balance at September 30, 2023	11,714,284	$117	$61,487,973	$(54,982,426)	$6,505,664

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,627,799)	$(18,663,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	554,404	606,758
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(207,029)	(342,706)
Accounts payable and accrued expenses	438,133	2,120,174
Estimated litigation liability	3,000,000	—
Net cash used in operating activities	(6,842,291)	(16,279,381)

Net change in cash	(6,842,291)	(16,279,381)
Cash, beginning of year	18,995,284	36,841,992
Cash, end of year	$12,152,993	$20,562,611

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 26, 2023, the Company formed Novvae Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, in the state of Delaware, for the purpose of developing over the counter products. No activities have occurred for the three months ended September 30, 2023.

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

The Company incurred a net loss of $10,627,799 and $18,663,607 for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $54,982,426 as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

As noted in Note 5. Commitments and Contingencies, the Company is currently involved in defending litigation. On September 1, 2023, the Court of Chancery of the State of Delaware (the “Chancery Court”) issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs’ on all but three counts which were deemed to have been waived. The Court, however, stated that the question of an appropriate remedy must await further proceedings. See further discussion in Note 5. Based on the facts of the litigation, including the September 1, 2023 memorandum opinion issued by the Chancery Court, as well as the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized a total accrual of $5.0 million with respect to the litigation. While the Company believes that it has issues to be raised on appeal, the ultimate resolution of the action could result in a material loss to the Company. Due to the Company’s continuing losses and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Depending on the magnitude of the award granted by the Chancery Court, the Company may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets, or initiate bankruptcy proceedings.

Additional financing will be needed by the Company to fund its operations, including litigation costs, and to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company has been and may continue to be forced to curtail spending on research and development activities in order to conserve cash.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, in addition to the aforementioned increase in the litigation accrual, necessary for a fair presentation of the financial position of Virpax at September 30, 2023, and its results of operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2022 and 2021 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2022 balance sheet information was derived from the audited financial statements as of that date.

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

Significant items subject to such estimates and assumptions include research and development accruals and prepaid expenses, estimated litigation liability, and the valuation of stock-based compensation. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Basic and Diluted Loss per Share — Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, of the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. The computation of diluted net loss per shares does not include the conversion of securities that would have an antidilutive effect. Equivalent common shares are excluded from the calculation of diluted net loss per share since their effect is antidilutive due to the net loss of the Company which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equivalent common shares
Stock options	2,180,781	1,172,281	2,180,781	1,172,281
Warrants	18,436	18,436	18,436	18,436
Unvested restricted stock awards	—	711	—	711

Cash — The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $11,900,000 and $18,700,000, as of September 30, 2023 and December 31, 2022, respectively.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2023, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$406,853	$156,754
Prepaid research and development	448,429	496,270
Other prepaid expenses and current assets	30,112	25,341
	$885,394	$678,365

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll	$537,054	$654,765
Accrued severance	58,500	—
Insurance premiums	210,622	—
Research and development expenses	422,176	254,904
Legal expenses	178,889	147,277
Professional fees	92,290	—
Other	33,192	37,644
	$1,532,723	$1,094,590

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and the Company’s then Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) the Chancery Court. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fioravanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market.

In March 2023, the Company collected $1,250,000 in reimbursement of legal costs pursuant to the Company’s directors’ and officers’ insurance policy and recorded it as a reduction of general and administrative expense. No further reimbursements are permitted from the insurance policy with respect to the litigation.

On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs on all but three counts which were deemed to have been waived. The Chancery Court found it proper to attribute Mr. Mack’s knowledge and actions to the Company, which Mr. Mack used to effectuate the tortious interference and breach of fiduciary duty. The Chancery Court found that Mr. Mack breached the restrictive covenants agreement he entered into with Sorrento by developing Epoladerm; the Company is liable for tortious interference with contract; Plaintiffs were deemed to have waived their claims for breach of Mr. Mack’s employment contract and for tortious interference with prospective economic advantage; Mr. Mack breached his fiduciary duty of loyalty to Scilex; the Company aided and abetted Mr. Mack’s breach of fiduciary duty; and Mr. Mack misappropriated certain Scilex trade secrets. The Court, however, stated that the question of an appropriate remedy must await further proceedings.

On October 4, 2023, the Chancery Court issued a supplemental briefing schedule: Plaintiffs shall file their supplemental opening brief by October 18, 2023; Defendants shall file their supplemental answering brief by November 29, 2023; and Plaintiffs shall file their supplemental reply brief by December 20, 2023.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 18, 2023, the Plaintiffs filed their supplemental brief requesting the following relief: An injunction, in the first instance, enjoining Mr. Mack from having any relationship with Virpax for a period of 18 months and 27 days; enjoining Virpax from further developing or marketing Epoladerm for a period of 18 months and 27 days; alternatively, if these two injunction requests are not granted, the Plaintiffs request a judgement of joint and several liability against Mr. Mack and Virpax of $14,684,833. In addition to these requests for injunctive relief (or the alternative damages) Plaintiffs seek a constructive trust over the revenues of Epoladerm, Probudur and Envelta, or, in the alternative to a constructive trust, a royalty of 5 percent of net sales of Epoladerm, 8-11 percent of net sales of Probudur and 7.5 percent of net sales of Envelta. Plaintiffs also seek, in addition to the requests for injunctive relief, constructive trust and/or royalties, further damages jointly and severally against Mr. Mack and Virpax as follows: $1.3 million for misuse of Scilex resources, $6.7 million for misappropriation of trade secrets, $13.4 million for exemplary damage (trade secrets damage x2) and attorney’s fees in an unspecified amount. Finally, Plaintiffs seek injunctive relief, enjoining Mr. Mack and Virpax from further access to Scilex’s trade secrets; requiring Mr. Mack and Virpax to return Scilex’s trade secrets to Plaintiffs; and enjoining Mr. Mack and Virpax from marketing or selling any products derived from or incorporating Scilex’s trade secrets.

On November 29, 2023, the Defendants filed their supplement brief on damages rebutting Plaintiffs’ damages analysis. Throughout the brief, Defendants argued Plaintiffs failed to meet their burden to prove damages, and as such, should be precluded from any damages award. However, given the Court’s instruction, Defendants proffered a reasonable damages analysis as follows: As for the injunctive relief requested against Mr. Mack, the Company took no position, as the request was directed to Mr. Mack personally. Concerning Plaintiffs’ request for an injunction against further development of Epoladerm for a period of 18 months and 27 days, Defendants opposed this request, arguing lack of irreparable harm, given Plaintiffs’ request for money damages. Defendants also argued a constructive trust is inappropriate, given Plaintiffs failed to articulate the parameters of such relief and, additionally, the lack of sales for the drug candidates preclude such relief. In terms of the money damages related to the three drug candidates, Defendants proffered a reasonable royalty rate of 1-3% of the net profits of the drug candidates, as opposed to lump sum damages, as such rate would alleviate the speculative nature of the damages requested by Plaintiffs. As for the misappropriation of trade secrets request of $6.7 million, given the Court found only 5 of the proffered 1,182 documents were trade secrets, Defendants contend Plaintiffs either should receive no monetary damages (given the reasonable royalty would encompass use of these documents and, alternatively, Defendants would return such documents). However, if the Court were to award damages, such damages should be pro rata for the documents, or roughly $28,382. And, finally, Defendants opposed the request for attorneys’ fees and exemplary damages.

The parties to date have not had successful settlement negotiations. As of December 31, 2022, the Company had accrued $2.0 million with respect to the litigation. Based on the facts of the litigation, including the September 1, 2023 memorandum opinion issued by the Chancery Court, as well as the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized an accrual totaling $5.0 million with respect to the litigation as of September 30, 2023. The Company recognized $3.0 million and $2.0 million for the three and nine months ended September 30, 2023 and 2022, respectively, included in general and administrative expenses on the condensed consolidated statements of operations. While the Company believes that it has issues to be raised on appeal, the ultimate resolution of the action could result in a material loss to the Company and depending on the magnitude of the award granted by the Chancery Court, the Company may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets, or initiate bankruptcy proceedings, unless the Company is able to raise additional capital, of which there is no certainty. In addition, the Company’s ability to achieve profitability will be impacted by any royalties it is required to pay the Plaintiffs in its litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact the Company’s future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by a large pharmaceutical company. If the Plaintiffs are awarded a royalty percentage that the Company deems will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, the Company may choose not to continue development of such product.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets and banking industry, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. In addition, the licensor of Probudur that is conducting the development work for Probudur is located in Israel and could be impacted by the current Middle East crisis which could disrupt the development of Probudur. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity the remainder of 2023 and potentially beyond.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Christopher Chipman Separation Agreement

On June 18, 2023, Christopher Chipman notified the Board of Directors of the Company of his decision to resign from his position as Chief Financial Officer. The Company and Mr. Chipman entered into a Separation Agreement dated June 18, 2023, whereby Mr. Chipman received the following consideration: (i) severance in the amount of $234,000, payable in four equal installments of $58,500, subject to all withholdings, on the Company’s first payrolls dates following July 1, 2023, August 1, 2023, September 1, 2023, and October 1, 2023, respectively; (ii) COBRA reimbursement in the amount of $13,385 which represents four months of COBRA payments; and (iii) accelerated vesting of 238,126 shares subject to Mr. Chipman’s outstanding stock options. Mr. Chipman’s separation from the Company was effective June 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had an accrued severance balance of $58,500 and $0, respectively, included in accounts payable and accrued expenses. The accrued severance balance was fully paid in October 2023.

Anthony Mack Resignation

As mentioned in Note 9. Subsequent Events, On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company is in negotiations with Mr. Mack and it anticipates that it will pay Mr. Mack a severance equivalent to his annual base salary of $494,000 ratably over twelve months starting on his effective resignation date, reimbursement of COBRA payments and a prorated bonus of 50% of his annual base salary in March 2024, subject to Mr. Mack’s execution of a release and the parties’ agreement and execution of a definitive agreement.

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s current Certificate of Incorporation authorizes the issuance of preferred stock. The total number of shares of preferred stock which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share. As of September 30, 2023 and December 31, 2022 there were no preferred shares issued or outstanding.

Common Stock

The Company’s current Certificate of Incorporation authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share. As of September 30, 2023 and December 31, 2022 there were 11,714,284 common shares issued or outstanding.

Warrants

There were warrants exercisable for 18,436 shares of the Company’s common stock outstanding as of September 30, 2023. There were no warrants granted, exercised, or forfeited during both the three and nine months ended September 30, 2023 and 2022. The Company’s warrants are divided into two sets. One set of warrants has an exercise price of $9.89 with expiration date of September 22, 2030. The remaining set has an exercise price of $12.50 with an expiration date of February 16, 2026.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In applying the aggregate share limitation under the 2022 Plan, shares of common stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan. There are 741,377 shares available for future grant under the 2022 Plan at September 30, 2023.

Restricted Stock

As of September 30, 2023 and December 31, 2022, there were zero and 237 unvested restricted stock awards issued totaling $0 and $2,342, respectively, based on a fair value of the Company’s common stock on the respective date of grant. During the three months ended September 30, 2023 and September 30, 2022, there were no restricted stock awards granted, and zero and 131 shares of restricted stock awards were forfeited during the three months ended September 30, 2023 and 2022, respectively. In addition, during the nine months ended September 30, 2023 and 2022, there were no restricted stock awards granted, and zero and 451 shares of restricted stock awards were forfeited during the nine months ended September 30, 2023 and 2022, respectively. The Company recognized $0 and $4,688 of stock-based compensation for vested restricted stock during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $2,342 and $32,831 of stock-based compensation for vested restricted stock during the nine months ended September 30, 2023 and 2022, respectively.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognized stock-based compensation related to stock options exclusive of restricted stock under the 2017 Plan and 2022 Plan of $195,564 and $146,029 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation related to stock options under the 2017 Plan and 2022 Plan of $552,060 and $573,927 for the nine months ended September 30, 2023 and 2022, respectively. Total stock-based compensation, inclusive of restricted stock and stock options, consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$146,569	$113,821	$412,305	$497,275
Research and development expense	48,995	36,896	142,099	109,483
	$195,564	$150,717	$554,404	$606,758

The fair value of option awards is estimated using the Black-Scholes option-pricing model. The exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the 2022 Plan during the nine months ended September 30, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2023	2022
Expected term (years)	5.46	5.65
Risk-free interest rate	3.67%	1.96%
Expected volatility	113.12%	77.12%
Expected dividend yield	0%	0%

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within its industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

2017 Plan

As of September 30, 2023, there was a total of 1,172,281 options outstanding and $209,980 of total time-based unrecognized compensation costs related to unvested stock options within the 2017 Plan. These costs are expected to be recognized over a weighted average period of 1.04 years.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2022 Plan

The following is a summary of stock option activity under the 2022 Plan for the nine months ended September 30, 2023:

2022 Plan:	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	—	$—	—	$—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Granted	1,008,500	0.78	—	—
Options outstanding at September 30, 2023	1,008,500	$0.78	7.86	$46,432
Options exercisable at September 30, 2023	212,000	$0.76	4.58	$8,344

Under the 2022 Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2022 Plan will generally expire ten years from the date of grant and vest over a one-year to three-year period.

On June 20, 2023, options were granted to the newly appointed Chief Financial Officer pursuant to the 2022 Plan to purchase an aggregate of 100,000 shares of common stock. The options have an exercise price of $0.99 per share, the fair market value of the common stock on the date of grant. The options granted to the Chief Financial Officer vest as follows: (i) 25% shall vest upon the one-year anniversary from his hire date and (ii) the remaining 75% shall vest in thirty-six equal monthly installments. On August 15, 2023, the remaining 75% vesting term was amended from thirty-six months to twenty-four months. The options have a ten-year expiration date.

In accordance with Mr. Chipman’s Separation Agreement with the Company, he received accelerated vesting of 238,126 of his outstanding stock options (“Accelerated Options”) as of his separation date of June 30, 2023. Additionally, these Accelerated Options could be exercised until severance was fully paid, which was on October 15, 2023. Accelerated Options were not exercised as of that date and were cancelled. The accelerated vesting and increase in the time to exercise option awards after termination was treated as a stock option modification under ASC 718, Compensation - Stock Compensation. The total incremental expense resulting from the modification was de minimis for the three and nine months ended September 30, 2023.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023 under the 2022 Plan was $0.63.

As of September 30, 2023, there was $338,790 of total time-based unrecognized compensation costs related to unvested stock options under the 2022 Plan. These costs are expected to be recognized over a weighted average period of 1.58 years.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

License Agreement

On June 6, 2017, as a result of the Company’s exercise of the MedPharm Option under the MedPharm Research and Option Agreement, the Company entered into a license agreement, as amended on September 2, 2017 and October 31, 2017 (the “MedPharm License Agreement”), with MedPharm for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Diclofenac Epolamine (“Epoladerm”), that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses). Under the MedPharm License Agreement, the Company is required to make future milestone and royalty payments to MedPharm. The Company is obligated to make aggregate milestone payments to MedPharm of up to GBP 1.150 million upon the achievement of specified development milestones (payable in Great British Pounds). Additional milestone payments are due upon the achievement of certain development and commercial milestones achieved outside the United States, payable on a country-by-country basis. Royalty payments must be paid to MedPharm in an amount equal to a single-digit percentage of net sales of all MedPharm Product sold by us during the royalty term in the territory. Royalties shall be payable, on a country-by-country basis, during the period of time commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on December 4, 2028. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

LipocureRx, Ltd.

On March 19, 2018, the Company entered into a license and sublicense agreement (the “Lipocure Agreement”) with LipocureRx, Ltd., a company organized and existing under the laws of Israel (“Lipocure”), for the sole and exclusive global license and sub-license rights to discover, develop, make, sell, market, and otherwise commercialize bupivacaine liposome, in injectable gel or suspension (“Licensed Compound”) or any pharmaceutical composition or preparation (in any and all dosage forms) in final form, including any combination product, containing a Licensed Compound (“Licensed Product”), including Probudur. Under the Lipocure Agreement, the Company was required to pay an upfront fee upon signing of $150,000 and is required to make future milestone and royalty payments to Lipocure. The Company is obligated to make aggregate milestone payments of up to $19.8 million upon the achievement of specified development and commercial milestones. Lipocure met the development milestone of $300,000 in the third quarter of 2023 for successfully completing a formulation for the Licensed Product. The Company paid $150,000 in the third quarter of 2023 and will pay the balance in the fourth quarter of 2023. Royalty payments must be paid in an amount equal to a single digit to low double-digit percentage of annual net sales of royalty qualifying products, subject to certain adjustments. Royalties shall be payable during the period of time, on a country-by-country basis, commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on July 24, 2030. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

The Company incurred $300,000 and $0 in research and development expenses, respectively, for the three and nine months ended September 30, 2023 and 2022. associated with this Lipocure agreement.

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

Under the Nanomerics Collaboration Agreement, the Company is required to make royalty payments equal to a single digit percentage of annual net sales of royalty qualifying products. The Company is also required to make aggregate milestone payments of up to $103 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships it enters into subsequent to the Nanomerics Collaboration Agreement. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim (patent is set to expire on November 3, 2034); and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the agreement upon 180 days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its right title and interest in all results other than results specific to (a) the Device (as defined in the Nanomerics Collaboration Agreement), including its manufacture or use; and (b) the Technology, but excluding any clinical Results relating to the Compound or Licensed Products (all terms as defined in the Nanomerics Collaboration Agreement).

Nanomerics License Agreement (AnQlar)

On March 9, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded the Company’s North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as a 24 hour prophylactic viral barrier to prevent or reduce the risk or the intensity of SARS-CoV2, Influenza and other viral infections. The Amended Nanomerics License Agreement provides for payments of up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, the Company’s would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics a nonrefundable fee of $1,500,000 in March 2022, which is included in research and development expenses during the three months ended March 31, 2022.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred $81,500 and $56,250 in research and development expenses respectively for the three months ended September 30, 2023 and 2022 associated with these Yissum agreements. The Company incurred $244,500 and $187,500 in research and development expenses respectively for the nine months ended September 30, 2023 and 2022 associated with these Yissum agreements.

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

On February 1, 2023, the Company entered into an Agreement for Rendering of Research Services (the “January 2023 Lipocure Research Agreement”) with Lipocure. Under the January 2023 Lipocure Research Agreement, the Company shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, the Company agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter), as well as reasonable pass-through expenses. All services to be provided under the January 2023 Lipocure Research Agreement initiated on January 1, 2023, and are anticipated to be completed towards the end 2023.

The Company incurred $488,000 and $270,000 in research and development expenses, respectively, for the three months ended September 30, 2023 and 2022 associated with these Lipocure agreements. The Company incurred $1,130,000 and $900,000 in research and development expenses, respectively, for the nine months ended September 30, 2023 and 2022 associated with these Lipocure agreements.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

With respect to NCATS rights to any invention made solely by an NCATS employee(s) or made jointly by an NCATS employee(s) and the Company’s employee(s), the CRADA grants to the Company an exclusive option to elect an exclusive or nonexclusive commercialization license. For inventions owned solely by NCATS or jointly by NCATS and the Company, and licensed pursuant to the Company’s option, the Company must grant to NCATS a nonexclusive, nontransferable, irrevocable, paid-up license to practice the invention or have the invention practiced throughout the world by or on behalf of the United States government. For inventions made solely by an employee of the Company, it grants to the United States government a nonexclusive, nontransferable, irrevocable, paid-up license to practice the invention or have the invention practiced throughout the world by or on behalf of the United States government for research or other government purposes.

U.S Army Institute of Surgical Research

On April 28, 2022, the Company entered into a CRADA with the U.S. Army Institute of Surgical Research (USAISR) to evaluate Probudur. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. This agreement will automatically expire on September 30, 2023, unless it is revised by mutual written agreement. The CRADA was modified and signed on October 10, 2023, and extended the terms of the agreement until September 2024. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

Note 9. Subsequent Events

On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company is in negotiations with Mr. Mack and it anticipates that it will pay Mr. Mack a severance equivalent to his annual base salary of $494,000 ratably over twelve months starting on his effective resignation date, reimbursement of COBRA payments and a prorated bonus of 50% of his annual base salary in March 2024, subject to Mr. Mack’s execution of a release and the parties’ agreement and execution of a definitive agreement.

On November 15, 2023, the Company’s Board appointed Gerald Bruce as CEO and Dr. Eric Floyd as Chair of the Board, effective as of November 20, 2023. Dr. Floyd also serves as Chair of the Compensation Committee.

On December 6, 2023, the Company and Mr. Bruce entered into an employment agreement that provides for Mr. Bruce to serve as the Company’s Chief Executive Officer reporting to the Company’s Board and provides for an annual base salary of $500,000, subject to annual increases at the discretion of the Board. Under the employment agreement, Mr. Bruce will be eligible for an annual bonus in an amount up to 50% of his base salary, prorated for 2023, which will be awarded by the Board in its sole discretion based on the achievement of the Company and personal performance metrics established by the Board on an annual basis. Mr. Bruce may also receive, in the discretion of the Board, equity awards under the Company’s 2022 Plan, or any other equity incentive plan that the Company may adopt in the future. Mr. Bruce will also be entitled to receive other customary benefits described in the Bruce Employment Agreement. The Company has not yet determined if any additional compensation will be paid to Dr. Floyd for serving as Chair of the Board.

On November 16, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the continued listing requirements of Nasdaq Listing Rule 5250(c)(1) because its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 had not yet been filed with the Securities and Exchange Commission (“SEC”). Nasdaq Listing Rule 5250(c)(1) requires the Company to timely file all required periodic financial reports with the SEC. Under the Nasdaq rules, the Company now has 60 calendar days (until January 16, 2024) to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, Nasdaq can grant an exception of up to 180 calendar days from the Quarterly Report’s original due date, which 180-day period would end on May 13, 2024, to regain compliance. The Company believes that the filing of this Quarterly Report resolves this matter with respect to the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and the filing of a plan with respect to the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 will not be required.

The Company has evaluated subsequent events from the balance sheet date through December 7, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors” and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the outcome of certain current litigation in which we and our then Chief Executive Officer are named as defendants (see “Part I - Financial Information”, “Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Part II – Other Information, Item 1—Legal Proceedings and Item 1A - Risk Factors” for more information on our current litigation) which will impact our ability to further develop our product candidates.

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our ability to raise additional capital, which may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, the damages awarded in the current litigation and volatility in, the credit and financial markets in the United States;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to maintain our Nasdaq listing; and

●	our ability to adequately support organizational and business growth.

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of acute and chronic pain, including pain associated with cancer (Envelta™) and PTSD (PES200), (ii) Injectable “local anesthetic” Liposomal Technology for postoperative pain management (Probudur™), and (iii) Investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiolTM”, formerly VRP324) to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. We are also exploring value creative opportunities for our two nonprescription product candidates including seeking regulatory approval for commercialization of such products: AnQlar, which is being developed as a 24 hour prophylactic viral barrier to inhibit viral infection by influenza or SARS-CoV-2, and Epoladerm™, which is a topical diclofenac epolamine metered dosed spray film formulation being developed to manage pain associated with osteoarthritis.

Probudur

Probudur, our lead product candidate, uses a unique liposomal delivery platform that incorporates large multi-lamellar vesicles (“LMLVs”) to encapsulate high doses of bupivacaine. Early preclinical animal studies produced data that demonstrated that Probudur provided significantly improved onset and duration of analgesic effect as compared to a similar product on the market. The animal studies were conducted by infiltrating the surgical/wound site with Probudur. Probudur’s prolonged effectiveness is due to the formulation’s ability to keep the local anesthetic at the surgical/wound site for an extended period of time (at least 96 hours). Four nonclinical trials were conducted using three animal models.

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion post operative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for post-operative pain relief. As a result of our pre-investigational new drug (“pre-IND”) review, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) new drug application (“NDA”) for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. Charles River Laboratories was engaged to perform preclinical animal studies during the second half of 2021, including method, dosage, and toxicity as part of the required FDA enabling trials for an IND filing for Probudur. However, we elected to strategically delay these trials in order to enhance the formulation of Probudur to increase stability with the possibility to extend the lifetime of a relevant patent. The development of the formulation was successfully completed in the third quarter of 2023. We anticipate this relevant provisional patent will be filed at some point between the fourth quarter of 2023 and the first quarter of 2024. Lipocure RX, Ltd. (“Lipocure”) is currently in the process of working through the scale up of Probudur to a larger batch size. IND enabling studies have started. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies. We anticipate starting Phase 2 clinical trial in 2024; however, we may need to adjust this timeline if Lipocure becomes unable to continue development work due to the war in the Middle East.

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

We incurred $81,500 and $56,250 in research and development expenses respectively for the three months ended September 30, 2023 and 2022 associated with these Yissum agreements. We incurred $244,500 and $187,500 in research and development expenses respectively for the nine months ended September 30, 2023 and 2022 associated with these Yissum agreements.

Lipocure Research Agreements

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we shall provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, and pre-clinical toxicology work. This will also include work associated with the potential filing of additional provisional patent applications. We may terminate the agreement at any time upon 30 days’ written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice. In consideration for the research services, we agreed to pay research service fees of $200,000 upon execution, as well as $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. We also agreed to pay $250,000 to Lipocure upon successful completion of Chemistry, Manufacturing and Controls (“CMC”) filing with the FDA. All services to be provided under the June 2021 Lipocure Research Agreement initiated on July 1, 2021 and were substantially complete by the end of 2022.

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

We incurred $321,500 and $270,000 in research and development expenses associated with these agreements for the three months ended September 30, 2023 and 2022, respectively. We incurred $964,500 and $900,000 in research and development expenses associated with these agreements for the nine months ended September 30, 2023 and 2022, respectively.

Envelta

We believe Envelta and PES200 may provide prescribers, regulators, and patients alternative non-addictive treatment options to control severe pain and manage symptoms related to PTSD. We plan to utilize our proprietary drug delivery technologies to selectively develop a portfolio of patented new chemical entity (“NCE”) candidates for commercialization. The IND enabling studies for Envelta are being performed under a Cooperative Research and Development Agreement (“CRADA”) entered into with the National Center for Advancing Translational Sciences (“NIH/NCATS”). We intend to use the NIH/NCATS studies as a source for INDs for two additional potential indications, cancer pain and PTSD. To date, all four planned initial in vitro studies have been successfully completed. These preclinical studies under the CRADA are expected to continue over the next nine months. We anticipate starting the healthy volunteer studies in 2024.

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

As a result of pre-IND meeting, we believe it is reasonable for us to pursue a 505(b)(2) NDA for Epoladerm. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis due to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm exploring alternatives to mitigate the formation of the potential degradant. This additional formulation work and permeation testing may enable the patent coverage of this asset to be extended until at least 2042. MedPharm is anticipated to complete the formulation work and permeation testing at the end of the fourth quarter 2023.

We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

AnQlar

AnQlar is a high-density molecular masking spray we plan to develop as a viral barrier to potentially reduce the risk or the intensity of respiratory viral infections in humans. We intend for this formulation to be delivered using a metered dose nasal spray to propel the high-density molecular formulation into the nose.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the excepted life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 7 to notes to condensed consolidated financial statements.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss, or a range of loss involves significant judgment.

As noted in Note 5. Commitments and Contingencies, the Company is currently involved in defending litigation. On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs on all but three counts which were deemed to have been waived. The Court, however, stated that the question of an appropriate remedy must await further proceedings. See further discussion in Note 5. Based on the facts of the litigation, including September 1, 2023 memorandum opinion issued by the Chancery Court, as well as the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized a total accrual of $5.0 million with respect to the litigation. While the Company believes it has issues to be raised on appeal, the ultimate resolution of the action could result in a material loss to the Company, and depending on the magnitude of the award granted by the Chancery Court, the Company may be forced to cease developing certain product candidates or all our product candidates, liquidate assets or initiate bankruptcy proceedings, unless we are able to raise additional capital, of which there can be no certainty. In addition, the Company’s ability to achieve profitability will be impacted by any royalties it is required to pay to the Plaintiffs in its litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by a large pharmaceutical company. If the Plaintiffs are awarded a royalty percent that we deem will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, we may choose not to continue development of such product.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Operating expenses:

	For the Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative	$4,619,519	$4,910,039	$(290,520)	(6)%
Research and development	1,495,619	2,805,103	(1,309,484)	(47)%
Total operating expenses	$6,115,138	$7,715,142	$(1,600,004)	(21)%

General and administrative expenses decreased by $290,520, or 6%, to $4,619,519 for the three months ended September 30, 2023, from $4,910,039 for the three months ended September 30, 2022. The primary reason for the decrease in general and administrative costs was the result of a decrease in legal costs of $607,513 mainly due to a decrease in legal defense costs with regard to litigation (net of increase in litigation accrual of $2,000,000 in 2022 and $3,000,000 in 2023). This was offset by increases in salaries and wages, board of directors’ fees, travel and entertainment expenses, stock based compensation expenses, and professional fees.

Research and development expenses decreased by $1,309,484, or 47%, to $1,495,619 for the three months ended September 30, 2023, from $2,805,103 for the three months ended September 30, 2022. The decrease was primarily attributable to (i) a decrease in AnQlar preclinical activities of $1,475,933, (ii) a decrease in preclinical activity related to NobrXiol of $115,141, and (iii) a decrease in preclinical activity related to Epoladerm of $525,327. This was offset by an increase of $823,105 related to Probudur preclinical activities.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Program expenses:
Envelta	$17,182	$45,469
Probudur	1,165,949	342,844
Epoladerm	6,194	531,521
AnQlar	257,299	1,733,232
NobrXiol	—	115,141
Total program expenses	1,446,624	2,768,207
Unallocated expenses:
Stock based compensation	48,995	36,896
Total other research and development expense	48,995	36,896
Total research and development expenses	$1,495,619	$2,805,103

Other income:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Other income:
Other income	$120,640	$73,252	$47,388	65%
Total other income:	$120,640	$73,252	$47,388	65%

Other income increased by $47,388 primarily due to interest income.

Nine Months Ended September 30, 2023 and 2022

Operating expenses:

	For the Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative*	$6,983,670	$9,338,070	$(2,354,400)	(25)%
Research and development	4,022,020	9,404,980	(5,382,960)	(57)%
Total operating expenses	$11,005,690	$18,743,050	$(7,737,360)	(41)%

*	Net of insurance reimbursement of $1,250,000 during the nine months ended September 30, 2023

General and administrative expenses decreased by $2,354,400, or 25%, to $6,983,670 for the nine months ended September 30, 2023, from $9,338,070 for the nine months ended September 30, 2022. The primary reason for the decrease in general and administrative costs was the result of a decrease in legal costs of $3,383,040. This decrease was a result of a reimbursement of legal defense costs of $1,250,000 pursuant to our directors’ and officers’ insurance policy and a decrease of legal defense costs with regard to litigation (net of increase in litigation accrual of $2,000,000 in 2022 and $3,000,000 in 2023). This was offset by an increase in salaries and wages of $246,578, severance expense of $234,000, and an increase in fees related to market assessment and sub-licensing efforts of $485,277.

Research and development expenses decreased by $5,382,960, or 57%, to $4,022,020 for the nine months ended September 30, 2023, from $9,404,980 for the -nine months ended September 30, 2022. The decrease was primarily attributable (i) a one-time milestone payment of $1,500,000 made to Nanomerics in 2022 related to expanding AnQlar’s territory to global rights and a decrease in AnQlar preclinical activities of $3,537,737, (ii) a decrease in preclinical activity related to Epoladerm of $988,286, and (iii) a decrease of $458,126 in preclinical activity related to NobrXiol. This was offset by an increase of $1,077,138 related to Probudur preclinical activities.

The following table presents R&D expenses tracked on a program-by-program basis for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Program expenses:
Envelta	$182,617	$191,182
Probudur	2,263,230	1,186,092
Epoladerm	538,984	1,527,270
AnQlar	696,975	5,734,712
NobrXiol	198,115	656,241
Total program expenses	$3,879,921	$9,295,497
Unallocated expenses:
Stock based compensation	142,099	109,483
Total other research and development expense	142,099	109,483
Total research and development expenses	$4,022,020	$9,404,980

Other income:

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Other income:
Other income	$377,891	$79,443	$298,448	376%
Total other income:	$377,891	$79,443	$298,448	376%

Other income increased by $298,448 primarily due to interest income.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022

Capital Resources

	September 30,	December 31,	Change
	2023	2022	Dollars	Percentage
Current assets	$13,038,387	$19,673,649	(6,635,262)	(34)%
Current liabilities	$6,532,723	$3,094,590	3,438,133	111%
Working capital	$6,505,664	$16,579,059	(10,073,395)	(61)%

As of September 30, 2023, our principal source of liquidity was our cash, which totaled approximately $12.2 million. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction. Our capital needs and our ability to continue our operations and development activities will also depend upon the damages that are awarded in our existing litigation (see “Part I – Financial Information”, “Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Part II – Other Information, Item 1 —Legal Proceedings and Item 1A – Risk Factors”). Our ability to raise capital is likely to be adversely impacted if we are required to pay significant damages. Depending on the magnitude of the award granted by the Chancery Court, we may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets or initiate bankruptcy proceedings, unless we are able to raise additional capital, of which there can be no certainty.

Cash Flows

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flows from operating activities:

	For the Nine Months Ended September 30,
	2023	2022
Statement of cash flow data:
Net cash used in operating activities	$(6,842,291)	$(16,279,381)
Net change in cash	$(6,842,291)	$(16,279,381)

Operating Activities

For the nine months ended September 30, 2023, cash used in operations was $6,842,291 compared to $16,279,381 for the nine months ended September 30, 2022. The decrease in cash used in operations was primarily the result of the decrease in net loss and an increase in prepaid insurance and prepaid research and development costs, partially offset by an increase in accounts payable and accrued expenses. In addition, in March 2023, we collected $1,250,000 in reimbursement of legal costs pursuant to our directors’ and officers’ insurance policy, which decreased our net loss during the period. No further reimbursements are permitted from the insurance policy with respect to the litigation.

Future Capital Requirements

It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Our expectations regarding future cash requirements do not reflect the potential impact of our existing litigation (see “Part I – Financial Information”, “Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Part II – Other Information, Item 1 – Legal Proceedings and Item 1A – Risk Factors”), any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. Depending on the magnitude of the award granted by the Chancery Court, we may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets or initiate bankruptcy proceedings, unless we are able to raise additional capital, of which there can be no certainty. If the Chancery Court were to order us to pay significant damages, our ability to raise capital will likely be adversely impacted. In addition, our ability to achieve profitability will be impacted by any royalties we are required to pay to the Plaintiffs in our litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by a large pharmaceutical company. If the Plaintiffs are awarded a royalty percent that we deem will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, we may choose not to continue development of such product. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company as well as commitments including severance payments.

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

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we must finance our cash needs through public or private equity offerings, including equity offerings for our subsidiaries, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

We incurred a net loss of $10,627,799 and $18,663,607 for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $54,982,426 as of September 30, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

At September 30, 2023, we had cash of approximately $12.2 million. As noted in Note 5. Commitments and Contingencies, the Company is currently involved in defending litigation. On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs on all but three counts which were deemed to have been waived. The Court, however, stated that the question of an appropriate remedy must await further proceedings. See further discussion in Note 5. Based on the facts of the litigation, including the September 1, 2023 memorandum opinion issued by the Chancery Court, as well as the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized a total accrual of $5.0 million with respect to the litigation. While the Company believes that it has issues to be raised on appeal, the ultimate resolution of the action could result in a material loss to the Company. Due to the Company’s continuing losses, and the uncertainty regarding the outcome of this ongoing litigation and any potential claims, there exists substantial doubt about our ability to continue as a going concern. Our auditors report within our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 22, 2023, and the report herein for the nine month period ended September 30, 2023, contain a paragraph regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. Depending on the magnitude of the award granted by the Chancery Court, we may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets or initiate bankruptcy proceedings.

We currently do not have sufficient capital to fund the commercialization of any or our product candidates. Additional financings will be needed by us to fund our operations, including potential litigation costs, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking, and financial markets in the United States. In addition, our ability to raise additional capital will likely be adversely impacted if the Chancery Court were to order us to pay significant damages. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit and banking markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the ongoing conflict between Russia and Ukraine, the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On March 12, 2021, the Company and the Company’s then Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Chancery Court. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021, Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fioravanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market.

In March 2023, the Company collected $1,250,000 in reimbursement of legal costs pursuant to the Company’s directors’ and officers’ insurance policy, and recorded it as a reduction of general and administrative expense on the condensed consolidated statements of operations. No further reimbursements are permitted from the insurance policy with respect to the litigation.

On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs on all but three counts which were deemed to have been waived. The Chancery Court found it proper to attribute Mr. Mack’s knowledge and actions to the Company, which Mr. Mack used to effectuate the tortious interference and breach of fiduciary duty. The Chancery Court found that Mr. Mack breached the restrictive covenants agreement he entered into with Sorrento by developing Epoladerm; the Company is liable for tortious interference with contract; Plaintiffs were deemed to have waived their claims for breach of Mr. Mack’s employment contract and for tortious interference with prospective economic advantage; Mr. Mack breached his fiduciary duty of loyalty to Scilex; the Company aided and abetted Mr. Mack’s breach of fiduciary duty; and Mr. Mack misappropriated certain Scilex trade secrets. The Court, however, stated that the question of an appropriate remedy must await further proceedings.

On October 4, 2023, the Chancery Court issued a supplemental briefing schedule. Plaintiffs shall file their supplemental opening brief by October 18, 2023; Defendants shall file their supplemental answering brief by November 29, 2023; and Plaintiffs shall file their supplemental reply brief by December 20, 2023.

On October 18, 2023, the Plaintiffs filed their supplemental brief requesting the following relief: An injunction, in the first instance, enjoining Mr. Mack from having any relationship with Virpax for a period of 18 months and 27 days; enjoining Virpax from further developing or marketing Epoladerm for a period of 18 months and 27 days; alternatively, if these two injunction requests are not granted, the Plaintiffs request a judgement of joint and several liability against Mr. Mack and Virpax of $14,684,833. In addition to these requests for injunctive relief (or the alternative damages) Plaintiffs seek a constructive trust over the revenues of Epoladerm, Probudur and Envelta, or, in the alternative to a constructive trust, a royalty of 5 per cent of net sales of Epoladerm, 8-11 percent of net sales of Probudur and 7.5 percent of net sales of Envelta. Plaintiffs also seek, in addition to the requests for injunctive relief, constructive trust and/or royalties, further damages jointly and severally against Mr. Mack and Virpax as follows: $1.3 million for misuse of Scilex resources, $6.7 million for misappropriation of trade secrets, $13.4 million for exemplary damage (trade secrets damage x2) and attorney’s fees in an unspecified amount. Finally, Plaintiffs seek injunctive relief, enjoining Mr. Mack and Virpax from further access to Scilex’s trade secrets; requiring Mr. Mack and Virpax to return Scilex’s trade secrets to Plaintiffs; and enjoining Mr. Mack and Virpax from marketing or selling any products derived from or incorporating Scilex’s trade secrets.

On November 29, 2023, the Defendants filed their supplement brief on damages rebutting Plaintiffs’ damages analysis. Throughout the brief, Defendants argued Plaintiffs failed to meet their burden to prove damages, and as such, should be precluded from any damages award. However, given the Court’s instruction, Defendants proffered a reasonable damages analysis as follows: As for the injunctive relief requested against Mr. Mack, the Company took no position, as the request was directed to Mr. Mack personally. Concerning Plaintiffs’ request for an injunction against further development of Epoladerm for a period of 18 months and 27 days, Defendants opposed this request, arguing lack of irreparable harm, given Plaintiffs’ request for money damages. Defendants also argued a constructive trust is inappropriate, given Plaintiffs failed to articulate the parameters of such relief and, additionally, the lack of sales for the drug candidates preclude such relief. In terms of the money damages related to the three drug candidates, Defendants proffered a reasonable royalty rate of 1-3% of the net profits of the drug candidates, as opposed to lump sum damages, as such rate would alleviate the speculative nature of the damages requested by Plaintiffs. As for the misappropriation of trade secrets request of $6.7 million, given the Court found only 5 of the proffered 1,182 documents were trade secrets, Defendants contend Plaintiffs either should receive no monetary damages (given the reasonable royalty would encompass use of these documents and, alternatively, Defendants would return such documents). However, if the Court were to award damages, such damages should be pro rata for the documents, or roughly $28,382. And, finally, Defendants opposed the request for attorneys’ fees and exemplary damages.

The parties to date have not had successful settlement negotiations. As of December 31, 2022, the Company accrued $2.0 million with respect to the litigation. Based on the facts of the litigation, including the September 1, 2023 memorandum opinion issued by the Chancery Court, as well as the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized an accrual totaling $5.0 million with respect to the litigation as of September 30, 2023. The $5.0 million accrual is recorded as “Estimated litigation liability” on the condensed consolidated balance sheets as of September 30, 2023. While the Company believes that it has issues to be raised on appeal, the ultimate resolution of the action could result in a material loss to the Company, and depending on the magnitude of the award granted by the Chancery Court, we may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets or initiate bankruptcy proceedings, unless the Company is able to raise additional capital, of which there can be no certainty. In addition, our ability to achieve profitability will be impacted by any royalties we are required to pay to the Plaintiffs in our litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by large pharmaceutical company. If the Plaintiffs are awarded a royalty percent that we deem will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, we may choose not to continue development of such product.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $10.6 million and $18.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $55.0 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

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

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. In addition, our ability to achieve profitability will be impacted by any royalties we are required to pay to the Plaintiffs in our litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by large pharmaceutical company. If the Plaintiffs are awarded a royalty percent that we deem will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, we may choose not to continue development of such product. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our drugs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development and launch and commercialize our product candidates if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of our product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

At September 30, 2023, we had cash of approximately $12.2 million. We have incurred continuing losses including a loss of $10.6 million for the nine months ended September 30, 2023, and are currently involved in litigation and while we believe we have issues to be raised on appeal, the ultimate resolution of the action could result in a material loss. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

If the Chancery Court were to order us to pay significant damages, our ability to raise capital will likely be adversely impacted. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

Our business, financial condition and results of operations may be adversely affected by the damages awarded in our current litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc.

On March 12, 2021, the Company and its then Chief Executive Officer, Anthony P. Mack (the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware. In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021 Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fioravanti from September 12 through September 14, 2022. Post-trial briefing was completed by December 12, 2022, and post-trial argument was held on January 20, 2023. Plaintiffs asserted alternative damages theories that would imply potential damages up to approximately $35.0 million. The Company countered that actual damages, even if Plaintiffs establish liability, could be zero because, among other things, Plaintiffs’ calculations use various unsupported assumptions, any alleged damages are speculative in nature, and there is a possibility the Company’s product candidates never reach market.

On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the action filed by the Plaintiffs against the Defendants and found in favor of the Plaintiffs on all but three counts which were deemed to have been waived. The Chancery Court found it proper to attribute Mr. Mack’s knowledge and actions to the Company, which Mr. Mack used to effectuate the tortious interference and breach of fiduciary duty. The Chancery Court found that Mr. Mack breached the restrictive covenants agreement he entered into with Sorrento by developing Epoladerm; the Company is liable for tortious interference with contract; Plaintiffs were deemed to have waived their claims for breach of Mr. Mack’s employment contract and for tortious interference with prospective economic advantage; Mr. Mack breached his fiduciary duty of loyalty to Scilex; the Company aided and abetted Mr. Mack’s breach of fiduciary duty; and Mr. Mack misappropriated certain Scilex trade secrets. The Court, however, stated that the question of an appropriate remedy must await further proceedings.

On October 4, 2023, the Chancery Court issued a supplemental briefing schedule: Plaintiffs shall file their supplemental opening brief by October 18, 2023; Defendants shall file their supplemental answering brief by November 29, 2023; and Plaintiffs shall file their supplemental reply brief by December 20, 2023.

On October 18, 2023, the Plaintiffs filed their supplemental brief requesting the following relief: An injunction, in the first instance, enjoining Mr. Mack from having any relationship with Virpax for a period of 18 months and 27 days; enjoining Virpax from further developing or marketing Epoladerm for a period of 18 months and 27 days; alternatively, if these two injunction requests are not granted, the Plaintiffs request a judgement of joint and several liability against Mr. Mack and Virpax of $14,684,833. In addition to these requests for injunctive relief (or the alternative damages) Plaintiffs seek a constructive trust over the revenues of Epoladerm, Probudur and Envelta, or, in the alternative to a constructive trust, a royalty of 5 per cent of net sales of Epoladerm, 8-11 percent of net sales of Probudur and 7.5 percent of net sales of Envelta. Plaintiffs also seek, in addition to the requests for injunctive relief, constructive trust and/or royalties, further damages jointly and severally against Mr. Mack and Virpax as follows: $1.3 million for misuse of Scilex resources, $6.7 million for misappropriation of trade secrets, $13.4 million for exemplary damage (trade secrets damage x2) and attorney’s fees in an unspecified amount. Finally, plaintiffs seek injunctive relief, enjoining Mr. Mack and Virpax from further access to Scilex’s trade secrets; requiring Mr. Mack and Virpax to return Scilex’s trade secrets to Plaintiffs; and enjoining Mr. Mack and Virpax from marketing or selling any products derived from or incorporating Scilex’s trade secrets.

On November 29, 2023, the Defendants filed their supplement brief on damages rebutting Plaintiffs’ damages analysis. Throughout the brief, Defendants argued Plaintiffs failed to meet their burden to prove damages, and as such, should be precluded from any damages award. However, given the Court’s instruction, Defendants proffered a reasonable damages analysis as follows: As for the injunctive relief requested against Mr. Mack, the Company took no position, as the request was directed to Mr. Mack personally. Concerning Plaintiffs’ request for an injunction against further development of Epoladerm for a period of 18 months and 27 days, Defendants opposed this request, arguing lack of irreparable harm, given Plaintiffs’ request for money damages. Defendants also argued a constructive trust is inappropriate, given Plaintiffs failed to articulate the parameters of such relief and, additionally, the lack of sales for the drug candidates preclude such relief. In terms of the money damages related to the three drug candidates, Defendants proffered a reasonable royalty rate of 1-3% of the net profits of the drug candidates, as opposed to lump sum damages, as such rate would alleviate the speculative nature of the damages requested by Plaintiffs. As for the misappropriation of trade secrets request of $6.7 million, given the Court found only 5 of the proffered 1,182 documents were trade secrets, Defendants contend Plaintiffs either should receive no monetary damages (given the reasonable royalty would encompass use of these documents and, alternatively, Defendants would return such documents). However, if the Court were to award damages, such damages should be pro rata for the documents, or roughly $28,382. And, finally, Defendants opposed the request for attorneys’ fees and exemplary damages.

The parties to date have not had successful settlement negotiations. As of December 31, 2022, the Company accrued $2.0 million with respect to the litigation. Based on the facts of the litigation, including the September 1, 2023 memorandum opinion issued by the Chancery Court and the supplemental briefs filed by the Plaintiffs and the Defendants, the Company has recognized an accrual totaling $5.0 million with respect to the litigation as of September 30, 2023, which may not be sufficient. There can be no assurance that Plaintiffs’ requested injunctive relief, royalties and/or damages award will not be granted by the Court in whole or in part. Depending on the magnitude of the award granted by the Chancery Court, we may be forced to cease developing certain product candidates or all of our product candidates, liquidate assets or initiate bankruptcy proceedings.

In addition, Plaintiffs are seeking royalty payments or a constructive trust over revenues of Epoladerm, Probudur and Envelta. Our ability to achieve profitability will be impacted by any royalties we are required to pay to the Plaintiffs in our litigation. The payment of these royalties, if awarded to Plaintiffs, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of such products by large pharmaceutical companies. If the Plaintiffs are awarded a royalty percent that we deem will make the further development of any of Epoladerm, Probudur and Envelta no longer economical, we may choose not to continue development of such product.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Our development activities for Probudur are conducted in Israel. The war in the Middle East, may affect our operations.

Lipocure, the company performing all of the development work for Probudur, is located in Israel. If Lipocure were to be unable to continue to perform development work for us or were to be delayed in its performance of development work due to the war in the Middle East, our development timelines will be adversely impacted and we may not be able to develop Probudur within the timeline anticipated, if at all. There can be no assurance that we will be able to find alternative developers at favorable prices.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

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

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. The Notice indicated that the Company will be provided 180 calendar days in which to regain compliance, or until October 9, 2023. On October 10, 2023 the Company received a written notice from Nasdaq that we were granted an additional 180 calendar day compliance period, granting the Company, a 180-day extension to regain compliance with the Nasdaq listing rule.

In the event we do not regain compliance with Rule 5550(a)(2) prior to April 8, 2024, the Staff will provide us with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

On November 16, 2023, we received a notice from Nasdaq notifying the Company that we were not in compliance with the continued listing requirements of Nasdaq Listing Rule 5250(c)(1) because our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 had not yet been filed with the Securities and Exchange Commission (“SEC”). Nasdaq Listing Rule 5250(c)(1) requires us to timely file all required periodic financial reports with the SEC. Under the Nasdaq rules, we now have 60 calendar days (until January 16, 2024) to submit a plan to regain compliance. If Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the Quarterly Report’s original due date, which 180-day period would end on May 13, 2024, to regain compliance. We believe that the filing of this Quarterly Report resolves the matter with respect to the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and the filing of a plan with respect to the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 will not be required.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements and if needed intend to seek shareholder approval of a reverse stock split, but we can provide no assurance that our shareholders will approve such a reverse stock split or that any action taken by us would result in our common stock meeting the Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our common stock.

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

We have experienced turnover in our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives, which may be disruptive to our business. To continue to develop our pipeline and execute our strategy, we also must attract and retain highly skilled personnel in our industry.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-40064).

3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-40064).

3.3	Amendment to Bylaws of Virpax Pharmaceuticals, Inc., dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023, File No. 001-40064).

10.1	Amendment dated August 15, 2023 to Employment Agreement, dated as of September 18, 2018, as amended March 29, 2022 entered into between Virpax Pharmaceuticals, Inc. and Anthony P. Mack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2023, File No. 001-40064).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2023.

VIRPAX PHARMACEUTICALS, INC.

Date: December 7, 2023	By:	/s/ Gerald Bruce
Gerald Bruce
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vinay Shah
Vinay Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)