Form 10-K
period 2023-12-31
Virpax Pharmaceuticals, Inc.
filed 2024-03-26
CIK 1708331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,398,700 based on the closing sale price on June 30, 2023, as reported on the Nasdaq Capital Markets.

As of March 22, 2024 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 1,171,233.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIRPAX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on Annual Report on Form 10-K may include, for example, statements about:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	the outcome of certain current litigation in which we and our former Chief Executive Officer are named as defendants (See Part 1-Item 1A-Risk Factors, Item 3-Legal Proceedings);

●	our ability to raise additional capital;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to maintain our Nasdaq listing; and

●	our ability to adequately support organizational and business growth

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

ii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report and in some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Virpax,” refer to Virpax Pharmaceuticals, Inc. and its subsidiaries.

Summary Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

●	We are a preclinical stage biopharmaceutical company with a limited operating history.

●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	The report of our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

●	We will require additional capital to fund our operations, we may not be able to raise additional capital, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our drugs.

●	Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Our ability to use our net operating loss carryforwards to offset future taxable income will be subject to certain limitations.

●	Our ability to further develop our product candidates will be adversely affected by the terms of the Settlement Agreement (See Part 1-Item 1A-Risk Factors, Item 3-Legal Proceedings and Recent Developments – Litigation).

●	The Company has been affected by significant litigation which requires the Company to pay an additional $2.5M by July 1, 2024, as part of the Settlement Agreement, and may in the future be affected by new litigation and indemnification and contribution claims related to our recently settled litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc., which such claims may be material, and potential estimated separation payments that we make to our former Chief Executive Officer, which may be material. In addition, our officers and directors may be subject to various types of litigation in the future, and our insurance may not be sufficient to cover damages related to those claims. See “Risk Factor- Our business, financial condition and results of operations could be adversely affected by indemnification and other claims related to the damages awarded in our recently settled litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc”, (See Part 1-Item 1A-Risk Factors, and Item 3-Legal Proceedings and Recent Developments – Litigation).

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

●	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

●	Our development activities for Probudur are conducted in Israel. The war in the Middle East, may affect our operations.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates or any other product candidates, our business will be substantially harmed.

●	If we are unable to file for approval of Epoladerm and Probudur under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we will be unable to meet our anticipated development and commercialization timelines.

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

●	The COVID-19 pandemic has adversely affected our business and a resurgence of COVID-19 or another health epidemic or pandemic may have an adverse impact on our business in the future.

●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.

●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	The market opportunities for our Product Candidates, if approved, may be smaller than we anticipate.

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

●	Even if we obtain FDA approval for our Product Candidates or any other product candidate in the United States, we may never obtain approval for or commercialize our Product Candidates or any other product candidate in any other jurisdiction, which would limit our ability to realize their full market potential.

●	Even if we obtain regulatory approval for our Product Candidates or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

●	Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

●	The successful commercialization of our Product Candidates and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

●	Even if our Product Candidates or any product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

●	If we are unable to establish sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our Product Candidates, if approved.

●	A variety of risks associated with operating internationally could materially adversely affect our business.

Risks Related to Our Dependence on Third Parties

●	Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

●	We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of our Product Candidates and intend to rely on CMOs for the production of commercial supply of our Product Candidates, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area may subject us to the General Data Protection Regulation.

●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Risks Related to Our Intellectual Property

●	If we fail to comply with our obligations under our existing intellectual property licenses, we risk losing the rights to our intellectual property.

●	If we are unable to obtain and maintain patent protection for our technology, products, and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our products and product candidates or put our patents and other proprietary rights at risk.

●	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our products and product candidates.

●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

●	If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our products, our business may be materially harmed.

●	Intellectual property rights do not address all potential threats to our competitive advantage.

●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

●	We may be subject to claims that our employees, consultants, collaborators contractors or advisors have wrongfully used or disclosed confidential information of their former employers or other third parties.

●	Our proprietary information may be lost, or we may suffer security breaches.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	We have experienced turnover in our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

●	Our business and operations would suffer in the event of system failures.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	The market price of our common stock has been volatile and can fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

●	We could be subject to securities class action litigation.

●	Our directors, executive officers and certain stockholders (one of which is an affiliate of our former Chief Executive Officer) will continue to own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to stockholder approval.

●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

●	We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

●	We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

●	Our certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin for the management of severe pain, including post cancer pain (Envelta™) and post-traumatic stress disorder (“PTSD”), (ii) Injectable “local anesthetic” Liposomal Technology for postoperative pain management (Probudur™), and (iii) Investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiol™”, formerly VRP324) to potentially treat epileptic seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome (DS) in pediatric patients two years of age and older. We are also exploring value creative opportunities for our two nonprescription product candidates including seeking regulatory approval for commercialization of such products: AnQlarTM, which is being developed as a 24 hour prophylactic viral barrier to inhibit viral infection by influenza or SARS-CoV-2, and Epoladerm™, which is a topical diclofenac epolamine metered dosed spray film formulation being developed to manage pain associated with osteoarthritis.

Recent Developments

Reverse Stock Split

On February 29, 2024, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation for purposes of effecting a 1-for-10 reverse stock split (the “Reverse Split”) of our outstanding shares of common stock such that, effective upon March 1, 2024, the day after the filing thereof, every 10 issued and outstanding shares of our common stock were subdivided and reclassified into one validly issued, fully paid and non-assessable share of our common stock.

Litigation

On February 29, 2024, Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) and the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to fully resolve all issues related to the litigation with Plaintiffs captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc., Case No. 2021-0210-PAF (the “Action”), subject to the entry by the United States Bankruptcy Court for the Southern District of Texas, which is handling the Sorrento bankruptcy filing (the “Bankruptcy Court”), of an order approving the Settlement Agreement (the “Settlement Order”). On March 1, 2024, the Plaintiffs filed a motion to approve the Settlement Agreement and grant the related relief with the Bankruptcy Court. On March 14, 2024, the Bankruptcy Court entered an order approving the Settlement Agreement and on March 20th the Plaintiffs filed a Stipulation of Dismissal with the Chancery Court dismissing the Action. See “Part I—Item 3—Legal Proceedings” for additional information regarding the litigation with the Plaintiffs.

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid two business days after the date that the Settlement Order was entered by the Bankruptcy Court (the “Effective Date”), which payment was made on March 18, 2024 and the remaining $2.5 million is to be paid on or before July 1, 2024. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

Pursuant to the Settlement Agreement, each of the Plaintiffs and the Company provided mutual releases of all claims as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Action. Plaintiffs’ release relates to claims against the Company only. Plaintiffs’ release as to the Company was effective upon the Company’s initial payment of $3.5 million, and the Company’s release of the Plaintiffs was effective on the Effective Date.

Our Portfolio

Our portfolio currently consists of multiple preclinical stage product candidates: Epoladerm, Probudur, Envelta, AnQlar and NobrXiol. In the accompanying section we will describe each product candidate, its benefits, and our market strategy for each product candidate. The dates reflected in the below table are estimates only, and there can be no assurances that the events included in the table will be completed on the anticipated timeline presented, or at all.

Long-acting Bupivacaine 3.0% (LBL100 or Probudur™)

Probudur is a drug product candidate based on a unique liposomal delivery system utilizing multi-lamellar vesicles (“MLV”) encapsulating a high dose of the local anesthetic bupivacaine. Early preclinical animal studies produced data which demonstrated that Probudur provided significantly improved onset and duration of analgesic effect as compared to a similar product on the market. The animal studies were conducted by infiltrating the surgical/wound site with Probudur. Probudur’s prolonged effectiveness is due to the formulation’s ability to keep the local anesthetic at the surgical/wound site for an extended period of time (at least 96 hours). Four nonclinical trials were conducted using three animal models. Data from these animal studies showed that after treatment with Probudur (50 mg/kg), statistically demonstrated significant analgesic activity (measured as threshold pressure at animal’s withdrawal of the treated extremity) was observed in comparison to control (vehicle), for as long as 96 hours post-treatment (22.33±3.67g vs 5.00±0.58g; p<0.05), which is 24 hours longer than the leading product on the market.

If we are able to demonstrate a successful Phase III clinical trial, we believe Probudur may represent the first long-acting local anesthetic with an opioid sparing label. The slow release of the drug from the liposomal depot reduces the peak plasma levels, reducing toxicity while also potentially providing longer-lasting postoperative pain control. We believe this property may permit administration of higher bupivacaine doses (3% versus 1.3% in leading market product); however, there can be no assurances, based on these animal studies, that Probudur will be safe and effective as these determinations are solely within the authority of the FDA. Further, there can be no assurance that Probudur will receive FDA approval.

Image 2 below illustrates the results of the early animal studies of Probudur:

Image 2

In September 2023, we announced results of two pre-clinical Probudur dose escalation studies, where superior efficacy was demonstrated in head-to-head animal studies against Exparel®. The first study compared Probudur to Exparel utilizing a planar incision model. Two doses of Probudur, at 3 mg and 6 mg, were administered to rats. The results demonstrated three times longer efficacy for Probudur than Exparel. In the second study, two different formulations at the same dose of Probudur were compared to Exparel in rat incision models. In this study, Probudur demonstrated a four to five times longer effect than the comparable product.

In the studies, Probudur demonstrated longer duration and higher peak activity compared to Exparel. Persistent analgesia (sustained pain control) with Probudur was noted at 96 hours, which is 24 hours longer than claims of our competitors. Probudur also demonstrated biphasic release for fast onset and duration and peak activity at 6 hours with a single injection. Additional studies for efficacy, toxicity, and pharmacokinetics are ongoing. Assuming the success of our Phase 3 trials, we believe that Probudur has the potential to receive Opioid Sparing Label.

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion postoperative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for postoperative pain relief. As a result of our pre-IND meeting, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) NDA for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. The development of the Probudur formulation was successfully completed in the third quarter of 2023. We anticipate relevant provisional patents will be filed in the first half of 2024. Lipocure RX, Ltd. (“Lipocure”) is currently in the process of working through the scale up of Probudur to a larger batch size. IND enabling studies have started. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies. We anticipate filing an IND in 2024; however, we may need to adjust this timeline if Lipocure, a company based in Israel, becomes unable to continue development work due to the war in the Middle East.

Image 3, below, displays the planned delivery of Probudur at the wound site:

Image 3

Current Development Status

Our research and development activities for our product candidates are performed for us by third parties that we contract with.

On June 30, 2021, we entered into an Agreement for Rendering of Research Services with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd (“Yissum”) (the “June 2021 Yissum Research Agreement”). Under the June 2021 Yissum Research Agreement, we provided funding for research and development studies performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation of Probudur and to increase stability for manufacturing purposes. In consideration for the research services, we paid research service fees of $337,500. On January 31, 2023, we entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. In consideration for the research services, we paid research service fees of $326,000. On January 1, 2024, we entered into an Agreement for Rendering of Research Services with Yissum (the “January 2024 Yissum Research Agreement”) for additional work on formulation, method development, animal studies and patent related work. In consideration for the research services, we will pay research service fees of $343,467 in four equal quarterly installments. We may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination.

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we provided funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, we paid research service fees of $1,890,000. On February 1, 2023, we entered into an Agreement for Rendering of Research Services (the “February 2023 Lipocure Research Agreement”) with Lipocure on similar terms and conditions and for similar services - optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. In consideration for the research services, we paid research service fees of $1,453,000 for the year ended December 31, 2023.

On April 28, 2022, we entered into a cooperative research and development agreement (“CRADA”) with the U.S. Army Institute of Surgical Research (“USAISR”) to evaluate Probudur as a potential novel analgesics for battlefield injury-induced pain solution. The current research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. The initial term of the agreement was to expire on September 30, 2023 unless it was revised by mutual written agreement. The CRADA was modified and signed on October 10, 2023, and extended the terms of the agreement until September 2024. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

Molecular Envelope Technology Enkephalin Intranasal Spray (Envelta™)

Envelta™ is a nanotechnology-based intranasal spray drug product candidate which enables the delivery of a metabolically labile peptide drug (Enkephalin) into the brain. It is manufactured using high pressure homogenization and spray drying. There is pharmacological evidence of activity of MET enabled enkephalin in morphine-tolerant animals. Preclinical studies were conducted in animals for between 6 and 28 days through intravenous, oral and intranasal dosing. Twelve studies were conducted using three animal models whereby the animal studies were aimed at determining safety pharmacology and genetic toxicology. The preliminary data from these early animal studies of Envelta have shown that Envelta exhibited pain control in morphine tolerant animals, without the development of tolerance itself. These animal models tested the anti-hyperalgesic effects in rats against evoked stimuli in a model of chronic inflammatory pain and against ongoing neuropathic pain in a conditioned placement preference model with spinal nerve ligation. Envelta and morphine were compared at the same dose level of 7.5 mg kg-1 in this model and Envelta was determined to have a similar analgesic effect. With respect to respiratory depression, delta opioid receptor agonists may actually reverse the respiratory depression caused by morphine agonists, meaning that we believe Envelta will be unlikely to cause respiratory depression. However, there can be no assurances, based on these preclinical animal studies, that Envelta will be safe and effective. Further, there can be no assurance that Envelta will receive FDA approval.

We believe we have identified a large unmet need and market opportunity for current prescribers of opioids, including pain and hospice treatment centers. Currently, these prescribers may be using morphine-like opioids, which target three opioid receptors: mu, delta and kappa. Most analgesics used clinically target mu receptor, however, this receptor is also responsible for the majority of undesirable side effects associated with opioids. Currently, enkephalins are limited in their therapeutic potential by their pharmacokinetic profiles due to their inability to cross the blood-brain barrier to reach opioid receptors located in the central nervous system. However, we believe Envelta’s novel nasally delivered formulation, based on early animal studies, enhances enkephalin transport to the brain by protecting the drug in a MET, facilitating its crossing of the blood-brain barrier. Enkephalins, which are naturally occurring analgesics that are quickly metabolized in the body and lack an endogenous mechanism to allow them to cross the blood-brain barrier and reach their target delta-receptor, bind predominantly to the delta-receptor which is typically not associated with the dangers associated with opioids. Envelta has many competitive advantages including naturally occurring analgesics in our body, delta receptor agonist, the absence of liver first pass effect, and a comparable efficacy to morphine. We believe Envelta may have analgesic potential without opioid tolerance, and has not exhibited any indications of withdrawal, respiratory depression, euphoria, or addiction in the early animal studies. A study published in Proceedings of the National Academy of Sciences (PNAS) indicates, “Delta opioid receptors have a built-in mechanism for pain relief and can be precisely targeted with drug-delivering nanoparticles, making them a promising target for treating chronic inflammatory pain with fewer side effects.” There can be no assurances, based on these preclinical animal studies, that Envelta will be safe and effective in human trials.

Additionally, we believe Envelta may significantly reduce constipation and early animal clinical trials have not demonstrated any opioid dependence, drug seeking or respiratory depression. We plan to use the endogenous NCE regulatory pathway to bring this product candidate to market. We plan to target our marketing and selling efforts to pain specialists, anesthesiologists, orthopedics, surgeons, PCPs, Nurse Practitioners (“NPs”), oncologists, and neurologists treating patients with severe pain, including post cancer pain, which market is valued at approximately $20 billion.

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

Image 4 and Image 5, below, display the planned delivery of enkephalin peptide nanoparticles to the brain via the olfactory route:

Image 4

Image 5

Image 6 below illustrates the concept Envelta delivery device:

Image 6

Current Development Status

On August 25, 2020, we entered into the CRADA with NCATS. This collaboration is for the continued development of our product candidate, Envelta, an intranasal peptide, to control severe pain, including post cancer pain. The term of the CRADA is for a period of four years from the effective date of the agreement and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic to control severe pain, including post cancer pain., and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form. As of March 25, 2024, we have not received any Go/No Go notifications from NCATS.

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

We believe Envelta may provide prescribers, regulators, and patients alternative non-addictive treatment options to control severe pain, including post cancer pain and potentially manage symptoms related to PTSD. We plan to utilize these delivery technologies to selectively develop a portfolio of patented NCE candidates for commercialization. Four planned in vitro studies were successfully completed as well as the in vivo acute efficacy studies. In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings. The preclinical studies under the CRADA are expected to continue over the next nine months. We anticipate filing an IND in 2024. However, the IND timing is subject to risks in manufacturing of the MET/LENK, COA for GMP material and filling of cartridges for a 28-day dog bridging study and may be extended into 2025.

Cannabidiol Nanoparticles with Molecular Envelope Technology (NobrXiol™)

NobrXiol™ is being developed by Nanomerics Ltd. (‘Nanomerics”) as an investigational formulation delivered via the nasal route that uses MET as its delivery system to enhance Cannabidiol (“CBD”) transport to the brain. CBD acts on CB receptors of the endocannabinoid system in the brain, which regulates neuronal excitability response relevant to the pathophysiology of epilepsy. NobrXiol uses a proprietary preassembled delivery device that holds single-use cartridges that are sealed in inert gas and pressurized for easy activation that can be self-administered. Activation of the cartridge propels the CBD powder formulation into the nose and to the brain via the olfactory nerve/bulb. This product candidate will be formulated to potentially treat epileptic seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome (DS) in pediatric patients two years of age and older. Lennox-Gastaut syndrome (LGS) and Dravet syndrome (DS) are rare central nervous system diseases considered serious epileptic encephalopathies that cause different types of epileptic seizures, as well as cognitive and behavioral changes, and are generally resistant to treatment. The FDA previously granted Orphan Drug Designation for another drug for the treatment of the same diseases. Therefore, NobrXiol may also be able to receive Orphan Drug Designation for the treatment of Lennox-Gastaut syndrome (LGS) and Dravet syndrome (DS) in pediatric patients. NobrXiol has many potential competitive advantages including fast onset of action, reduced peripheral side effects, no liver first-pass metabolism, avoidance of drug to drug interactions, no gastrointestinal interaction, and the potential to eliminate enzymatic deactivation. On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement – NobrXiol”) for the exclusive worldwide license to develop and commercialize the product candidate. We plan to target our marketing and selling efforts to healthcare practitioners specializing in pediatric epilepsy within the $16.915 billion market for managing epilepsy in pediatrics. We have engaged Destum Partners to search for a Global Animal Healthcare sublicensing partner.

On April 21, 2022, we notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, we paid a milestone payment of $500,000 upon meeting this study aim in April 2022. We submitted the pre-IND Briefing Book with the FDA in October 2022 and received comments back from the FDA in December 2022. Upon our review of the FDA minutes, we now believe we have the appropriate guidance from the FDA to move forward with our overall development plan for this new product candidate and the ability to identify any need for further data prior to submitting the IND. Our current plan is to utilize potential grant awards to fund the development of NobrXiol through to an IND filing. In April 2023, we entered into a participation agreement with the National Institute of Neurological Disorders and Stroke (“NINDS”), a part of NIH, to supply our product candidate compounds to the NINDS’s Epilepsy Therapy Screening Program (“ETSP”). NINDS ETSP will test our compounds in epilepsy animal models to determine whether our compounds have activity against resistant epilepsy and related disorders.

Current Development Status

An acute seizure model study, Maximal Electroshock Seizures (MES) in rats, is currently ongoing at NINDS ETSP. Once that study is complete, NINDS plans to explore behavioral tolerability screens, and chronic seizure models. There are also plans to examine the differentiation with various models for acute and sub-chronic dosing and to explore ancillary drug resistant epilepsy models.

Diclofenac Epolamine Spray Film (Epoladerm™)

We believe the Topical Spray Film Delivery Technology, which we refer to as Epoladerm™, could provide a pathway for additional proprietary spray formulations with strong adhesion and accessibility properties upon application, especially around active joints and contoured body surfaces to manage pain associated with osteoarthritis. Osteoarthritis, which we believe to be a significant global market opportunity for us, is a painful condition that results in reduced physical function and quality of life and increased risk of all-cause mortality. On June 6, 2017, the Company entered into a license agreement, as amended on September 2, 2017 and October 31, 2017 (the “MedPharm License Agreement”), with MedPharm Limited (“MedPharm”) for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Diclofenac Epolamine (“Epoladerm”), that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses).

Image 7, below, displays the expected delivery system of Epoladerm for the treatment of chronic osteoarthritis:

Image 7

When discussing nonopioid treatments for chronic pain, the Centers for Disease Control (“CDC”) notes clinicians should consider topical agents as alternative first-line analgesics, thought to be safer than systemic medications. In an August 18, 2020 article appearing in the Annals of Internal Medicine, the American College of Physicians and the American Academy of Family Physicians announced a joint clinical guideline, “Nonpharmacologic and Pharmacologic Management of Acute Pain from Non-Low Back, Musculoskeletal Injuries in Adults,” whereby they recommend topical NSAIDs as first-line therapy for patients experiencing pain from non-low back, musculoskeletal injuries. The clinical guideline also recommends that clinicians not prescribe opioids for these injuries except in cases of severe injury or if patients cannot tolerate first-line therapeutic options. A recent large meta-analysis research report published in October 2021 on pharmacologic treatments for knee and hip osteoarthritis indicated that topical diclofenac had the largest effect on pain and physical function with a better safety profile than oral diclofenac. Based on this meta-analysis it was recommended that topical diclofenac should be considered as a first-line pharmacological treatment for knee osteoarthritis.

As a result of our pre-investigational new drug (“IND”) meeting, we believe it is reasonable for us to pursue a 505(b)(2) or OTC accelerated new drug application (“NDA”) for Epoladerm. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate.

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

In June 2022, we announced our intention to pursue a direct to Over-the-Counter (“OTC”) regulatory pathway for Epoladerm. The direct to OTC, non-prescription regulatory pathway is expected to provide a faster drug development timeline and faster global approval track than the prescription pathway we had originally pursued for Epoladerm. To support the OTC application, Epoladerm’s completed dermal toxicity, sensitization, irritation, phototoxicity studies and its pharmacokinetic characteristics will need to be submitted to the FDA. In addition, we will have to complete a consumer preference assessment and a pivotal study required by the FDA’s Office of Non-prescription Drugs. The originally scheduled preclinical toxicology studies for an osteoarthritis of the knee indication that were to run in parallel with our anticipated pilot study for Epoladerm will not be required for our direct to OTC regulatory pathway.

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis due to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm replacing the potential degradant. Additional formulation work and in-vitro permeation testing may enable the patent coverage of this asset to be extended until at least 2042 and provide an Over the Counter (“OTC”) pathway. MedPharm is anticipated to complete the formulation work and permeation testing in the first half of 2024.

We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

High-Density Molecular Masking Spray Formulation for the Prevention of Respiratory Viruses (AnQlar™)

AnQlar is a high-density molecular masking spray we plan to develop as an anti-viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. We intend for this formulation to be delivered using a metered dose nasal spray to propel the high-density molecular formulation into the nose and potentially prevent viral binding to epithelial cells in the nasal cavity and the upper respiratory tract, potentially reducing respiratory related infections.

AnQlar could potentially be marketed to first responders, healthcare workers, clinics, military forces, transplant and other immune compromised or at risk patients within the $13 billion (as of 2019) anti-viral market.

Image 8 below illustrates the results of the AnQlar IND-enabling toxicology studies ex-vivo:

Image 8

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

On September 29, 2021, we engaged a research and development firm to conduct a series of IND enabling toxicity studies for AnQlar. These studies have been completed without an analysis of the pharmacokinetics (PK) data.

On July 5, 2022, we announced our intention to pursue an OTC Intranasal Medical Device Consumer regulatory pathway for AnQlar. The FDA has indicated that, upon successful completion of all necessary preclinical and clinical trials, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

On July 27, 2022, Virpax conducted an initial review of the results from a preclinical virology study evaluating the viral barrier properties of AnQlar™ versus two variants of the SARS CoV-2 virus.  This review conducted by our external consultants indicates that the test article (AnQlar) shows an appropriate level of virus deactivation for a prophylactic viral barrier product candidate which was the outcome we were expecting. We have completed a validated bioanalytical method for the samples on February 12, 2024.

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

As of March 15, 2024 our portfolio of owned and licensed patents and pending patent applications consisting of 27 issued patents of which 11 are issued U.S. patents, 13 pending patent applications, of which 3 are pending U.S. patent applications, 1 pending Patent Cooperation Treaty (“PCT”) application, and 2 provisional patent applications. These patent rights include issued US Patent Nos. 7,741,474, 8,470,371, 10,213,474, 8,278,277, 8,920,819, 9,713,591, 8,349,297 8,695,592, 10.213.474, 10,842,745 and 11,839685 as well as patents and patent applications in Europe (Germany, France, UK), Canada, Japan, China, Israel, Australia, New Zealand, and South Korea. Below is a breakdown of patents by product, with unextended patent expiration dates indicated:

Epoladerm

The product candidate is covered by US Patent No. 8,349,297 (expires December 4, 2028) as well as issued patents in South Africa, Russian Federation, New Zealand, Norway, Mexico, Republic of Korea, Japan, China, Canada, Australia, Turkey, Slovakia, Slovenia, Sweden, Portugal, Poland, Netherlands, Latvia, Luxembourg, Lithuania, Italy, Ireland, Hungary, Greece, United Kingdom, France, Finland, Spain, Denmark, Germany, Czech Republic, Switzerland, Belgium and Austria (all of which expire September 14, 2026). The patents contain broad composition claims to a platform of pharmaceutical formulations which form a film on spray administration where the active agent is present at least 80% saturation and there is no undissolved active agent in the formulation. The claims also include a method of treatment and an aerosol dispenser containing the formulation. There is one pending provisional patent application that relates to specific spray formulations of diclofenac.

Probudur

The product candidate is covered by US Patent No. 9,713,591 (expires July 24, 2030) and US Patent No. 10,842,745 and 11,839685 (expires October 10, 2029) as well as a European patent (expires October 11, 2029) and a Chinese patent (expires October 11, 2029). There is also a pending US application which is a continuation of US Patent No. 11,839685. The patents contain composition claims to pharmaceutical compositions having an external storage solution containing an active pharmaceutical ingredient and particles of liposomes embedded in a polymeric matrix contained within the storage solution.

Envelta

The product candidate is covered by the following patent families which protect the chemistry of the MET polymer and its use in pharmaceutical products: Patent Family 1 includes US Patent No. 7,741,474 (expires March 18, 2026). This patent family covers carbohydrate polymers with hydrophobic and hydrophilic side-groups suitable for solubilizing, for example, hydrophobic drugs.

Patent Family 2 includes US Patent No. 8,470,371 (expires July 29, 2029) and a Japanese Patent (expires August 8, 2027) and a European Patent (which expires August 8, 2027). This family covers both composition and method claims for amphiphilic carbohydrate polymers which are capable of self-assembling to form micellar clusters in which the carbohydrate amphiphiles aggregate into hierarchically organized micellar clusters of individual aggregates. These micellar clusters formed by the aggregation of individual micelles may be transformed into stable nanoparticles with drugs, especially hydrophobic drugs that have poor aqueous solubility. This provides molar polymer/drug ratios that are greater than the ratios observed with block copolymers and improve the transfer of hydrophobic drugs across biological barriers.

Patent Family 3 includes US Patent Nos. 8,278,277 (expires August 16, 2030) and 8,920,819 (expires April 29, 2029), a Canadian patent (expires March 1, 2030) and a European patent (expires March 1, 2030). This family covers lipophilic derivatives of hydrophilic drugs comprising a hydrophilic drug and a cleavable linker as well as methods of treatment using these compositions. In particular, the patents relate to compositions of a lipophilic derivative of the hydrophilic neuropeptide Leucine [5]-Enkephalin and an amphiphile compound, where the derivative includes a lipophilic linker attached to the side chain oxygen of the tyrosine in the Leucine [5]-Enkephalin, and where the amphiphile compound is quaternary palmitoyl glycol chitosan (GCPQ).

Patent Family 4 includes US Patent No. 10,213,474 (expires November 3, 2034), a Japanese patent (expires November 3, 2034), a European patent (expires November 3, 2034) and a Canadian patent (expires November 3, 2034). The patents cover methods for treating pain, comprising intranasally administering to a human or animal a composition comprising a therapeutically effective amount of a hydrophilic neuroactive peptide and an amphiphilic quaternary ammonium palmitoyl glycol chitosan (GCPQ); wherein the amphiphilic GCPQ is capable of self-assembly in aqueous media into particles having a mean particle size between 20-500 nm; where intranasally administering the composition delivers the hydrophilic neuroactive peptide to the brain of the human or animal.

Patent Family 5 includes national phase filings of WO 2021/1234413 which includes patent applications in the United States, Canada, Europe, Japan, and China. These patent applications cover acetylated amphiphilic carbohydrate compounds of average molecular weight 1-50 kDa which is based on a glycol chitosan, wherein the levels of acetylation can be modified. The compound can be formulated with hydrophobic compounds where the degree of acetylation of the carbohydrate compound is optimized to maximize solubilization of the compounds.

Patent Family 6 comprises US Provisional Patent Application No. 63/524764 which covers delivering leucine-5-enkephalin encapsulated in GCPQ intranasally via a drug or medicine dispersion and delivery system. Patents from this provisional application, if issued, would expire in 2044.

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

AnQlar

This product candidate is specifically covered by a PCT application WO 2022/043678A1 by a family of patent applications (United States, Canada, Japan, China, Europe and Australia) which describes a molecular masking spray for use as an anti-viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. Depending on the formulation and mode of administration of AnQlar, the product candidate may also be covered by many of the patents and patent application which cover Envelta.

NobrXiol

This product candidate is specifically covered by a PCT patent application which describes compositions containing an amphiphilic carbohydrate compound and a cannabinoid which may be intranasally delivered. Depending on the formulation and of NobrXiol, the product candidate may also be covered by many of the patents and patent application which cover Envelta.

Individual patents extend for varying periods depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Many foreign jurisdictions also offer patent term extensions based on regulatory delays. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

License Agreement (Epoladerm)

On June 6, 2017, as a result of the Company’s exercise of the MedPharm Option under the MedPharm Research and Option Agreement, the Company entered into a license agreement, as amended on September 2, 2017 and October 31, 2017 (the “MedPharm License Agreement”), with MedPharm for the exclusive global rights to discover, develop, make, sell, market, and otherwise commercialize any pharmaceutical composition or preparation (in any and all dosage forms) in final form containing one or more compounds, including Diclofenac Epolamine (“Epoladerm”), that was developed, manufactured or commercialized utilizing MedPharm’s spray formulation technology (“MedPharm Product”), to be used for any and all uses in humans (including all diagnostic, therapeutic and preventative uses). Under the MedPharm License Agreement, the Company is required to make future milestone and royalty payments to MedPharm. The Company is obligated to make aggregate milestone payments to MedPharm of up to GBP 1.150 million upon the achievement of specified development milestones (payable in Great British Pounds). Additional milestone payments are due upon the achievement of certain development and commercial milestones achieved outside the United States, payable on a country-by-country basis. Royalty payments must be paid to MedPharm in an amount equal to a single-digit percentage of net sales of all MedPharm Product sold by us during the royalty term in the territory. Royalties shall be payable, on a country-by-country basis, during the period of time commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on December 4, 2028. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if (a) such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach or (b) if the other party is dissolved or liquidated or takes any corporate action for such purpose; makes a general assignment for the benefit of creditors; or has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.  We have the right to terminate the agreement on a country by country basis for any reason or for no reason at any time upon ninety (90) days’ prior written notice to MedPharm and MedPharm has the right to terminate the agreement if we commence any interference or opposition proceeding with respect to, challenge the validity or enforceability of, or oppose any extension of term or the MedPharm Patent Rights (as such term is defined in the agreement) or we acquire or develop a Generic Version(as such term is defined in the agreement) of a MedPharm Product.

LipoCureRX, Ltd. (Probudur)

On March 19, 2018, we entered into a license and sublicense agreement (the “LipoCure Agreement”) with LipoCureRX, Ltd., a company organized and existing under the laws of Israel (“LipoCure”), for the sole and exclusive global license and sub-license rights to discover, develop, make, sell, market, and otherwise commercialize bupivacaine liposome, in injectable gel or suspension (“Licensed Compound”) or any pharmaceutical composition or preparation (in any and all dosage forms) in final form, including any combination product, containing a Licensed Compound (“Licensed Product”), including Probudur. Under the LipoCure Agreement, we were required to pay an upfront fee upon signing of $150,000 and are required to make future milestone and royalty payments to LipoCure. We are obligated to make aggregate milestone payments of up to $19.8 million upon the achievement of specified development and commercial milestones. Royalty payments must be paid in an amount equal to a single digit to low double-digit percentage of annual net sales of royalty qualifying products, subject to certain adjustments. Royalties shall be payable during the period of time, on a country-by-country basis, commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on July 24, 2030. Each party has the right to terminate the agreement in its entirety upon written notice to the other party (a) if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach or (b) with immediate effect if such other party passes a resolution for voluntary winding up or a winding up application is made against it and not set aside within 60 days; or (ii) a receiver of a liquidator is appointed for the other party; or (iii) the other party enters into winding up or insolvency or bankruptcy proceedings; or (iv) the other party enters into a scheme or arrangement in contemplation of the foregoing with its creditors.

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

On March 9, 2022, we entered into an Amended and Restated Collaboration and License Agreement with Nanomerics (the “Amended Nanomerics License Agreement”) which amended and restated the August 7, 2020, Nanomerics License Agreement and expanded our North American rights for AnQlar to include exclusive global rights to develop and commercialize AnQlar as an anti-viral barrier to prevent or reduce the risk or the intensity of viral infections. The Amended Nanomerics License Agreement provides for payments up to $5.5 million upon the achievement of specified development milestones and profit share payments equal to between 30% to 40% of certain profits (as set forth in the Amended Nanomerics License Agreement), payable to Nanomerics upon the achievement of specified commercial milestones. The profit share payments are triggered upon determination by the FDA that AnQlar may be marketed as an Over-the-Counter product in the United States. In the event the profit share payments are not triggered as defined above, we would be obligated to pay royalties within a range of 5% to 15% of annual net sales of royalty qualifying products and commercial milestones on a worldwide basis amounting to aggregate milestone payments of up to $112.5 million upon the achievement of these commercial milestones. The Amended Nanomerics License Agreement also provides for additional aggregate milestone payments totaling $999,999 upon first receipt of regulatory approval for a licensed product in the European Union, Asia/Pacific region and South America/Middle East region. The Company’s obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of its licensed products and shall expire with respect to each separate licensed product, on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. The Company has the right to terminate the Nanomerics License Agreement upon sixty (60) days’ prior written notice to Nanomerics. Each party has the right to terminate the agreement in its entirety upon written notice to the other party (a) if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach or (b) in the event that the other party shall file in any court or agency, pursuant to any statute or regulation of any state or country, a petition in bankruptcy or insolvency or for reorganization or for an the appointment of a receiver or trustee of such other Party or of its assets, or if the other Party proposes a written agreement of composition or extension of its debts of its debts, or if the other Party shall be served with an involuntary petition against it, filed in any insolvency proceeding, or if the other Party shall propose or be a party to any dissolution or liquidation, or if the other Party shall make an assignment for the benefit of its creditors. Upon termination, the Company shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon sixty (60) days’ prior written notice. In consideration for entering into this Amended Nanomerics License Agreement, the Company paid Nanomerics $1,500,000 during the year ended December 31, 2022.

Nanomerics License Agreement (NobrXiol)

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with tuberous sclerosis complex (“TSC”), Lennox-Gastaut syndrome and Dravet syndrome in patients one year of age and older. Under the Nanomerics License Agreement – NobrXiol, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – NobrXiol) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – NobrXiol (any patent that issues from the currently filed PCT patent application would expire on September 9, 2043). We have the right to terminate the Nanomerics License Agreement – NobrXiol upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that we have decided against proceeding with a Phase 3 Clinical trial.

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, the Company paid and incurred a milestone payment of $500,000 upon meeting this study aim in April 2022.

Sales and Marketing

If Epoladerm, Probudur, Envelta, AnQlar and/or NobrXiol are approved, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to pain management clinics and specialists, general and orthopedic surgeons, anesthesiologists, primary care physicians (“PCPs”), Nurse Practitioners (“NPs”), oncologists, and neurologists.

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

Coinciding with Helping to End Addiction Long Term (HEAL), a NIH initiative, there is new FDA guidance that are part of a larger effort to reduce the use of opioid analgesic drugs. The first guidance, issued in June 2019, focuses on assessing the benefits and risks of developing new opioid pain drugs, including an updated framework for evaluating the risks associated with intentional or illicit misuse or abuse of these substances. In connection with the SUPPORT for Patients and Communities Act (SUPPORT Act), the purpose of this guidance is to spur the development of alternatives to opioids for the management of acute pain by providing information about product development-related issues, “opioid-sparing” claims, and expedited programs. The second guidance, issued in February 2022, addresses medications that can reduce the use of opioids in the treatment of acute pain, including how sponsors can demonstrate a clinically meaningful reduction in the use of opioid pain medications in the acute setting. The third guidance, issued March 2023, outlines a path for developing extended-release local anesthetics,” including clinical pharmacology, proper evaluation of safety and efficacy, and the types of studies that may support approval of these product candidates. Finally, FDA will issue guidance on the development of “new non-opioid pain medications for acute and chronic pain that can provide therapeutic alternatives to the use of opioids.”

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. The manufacture, shipment, storage, sale and use of Schedule II drugs are subject to a high degree of regulation. For example, Schedule II drug prescriptions generally must be signed by a physician and may not be refilled without a new prescription. Substances in Schedule IV are considered to have a lower potential for abuse relative to substances in Schedule II. A prescription for controlled substances in Schedule III and IV may be issued by a practitioner through oral communication, in writing or by facsimile to the pharmacist and may be refilled if so, authorized on the prescription or by call-in. In the future, our other potential products may also be listed by the DEA as controlled substances.

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

Human Capital Resources

As of March 15, 2024, we have a total of 7 full time employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our current relations with our employees to be good.

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

Facilities

Our principal address is 1055 Westlakes Drive, Suite 300, Berwyn, Pennsylvania 19312. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

Our telephone number is (610) 727-4597 and our website address is www.virpaxpharma.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We are a preclinical stage biopharmaceutical company with a limited operating history.

We were established and began operations in 2017. Our operations to date have been limited to financing and staffing our company, licensing product candidates, conducting preclinical studies of Epoladerm for chronic osteoarthritis of the knee, Probudur for postoperative pain management, Envelta to control severe pain, including post cancer pain, AnQlar as an anti-viral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and NobrXiol to potentially treat epileptic seizures associated with, Lennox-Gastaut syndrome and Dravet syndrome in pediatric patients two years of age and older. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $15.2 million and $21.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $59.5 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses which have primarily consisted of legal defense costs, legal settlement, and general corporate purposes.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Epoladerm, Probudur, Envelta, AnQlar and NobrXiol through preclinical development, complete clinical trials, seek regulatory approval and commercialize Epoladerm, Probudur, Envelta, AnQlar and NobrXiol (collectively, “Product Candidates”), if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our costs and expenses will also increase substantially if and as we:

●	Fund the remaining portion $2.5 million pursuant to the Settlement Agreement, make related indemnification and/or contribution payments, which payment, if any, may be material, or estimated separation payments we agree to make to our former Chief Executive Officer, which may be material (See Item 3-Legal Proceedings);

●	are required by the FDA, to complete Phase 2 trials to support an NDA for our Product Candidates;

●	are required by the FDA to complete Phase 3 trials to support NDAs for our Product Candidates;

●	establish a sales, marketing and distribution infrastructure to commercialize our drugs, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

●	acquire or in-license or invent other product candidates or technologies.

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2023 and December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Due to our continuing losses and the anticipated significant decrease in our cash position from the payments to be made to the Plaintiffs pursuant to the Settlement Agreement, there exists substantial doubt about our ability to continue as a going concern. Pursuant to the Settlement Agreement, we have paid the Plaintiffs $3.5 million on March 18, 2024, and agreed to make an additional $2.5 million payment on or before July 1, 2024. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

We will require additional financings to fund our operations, including completing clinical development of and to commercially develop all of our product candidates and/or to fund litigation costs and expenses, including the required payment of the $2.5 million on or before July 1, 2024, related indemnification and/or contribution payments, if any, and which such payments may be material, as well as other potential estimated separation payments to our former Chief Executive Officer, which also may be material. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our drugs.

Our operations have consumed substantial amounts of cash since inception. In addition, due to the $3.5 million payment that has been made, and the $2.5 million payment that will be required to be made on or before July 1, 2024, to the Plaintiffs pursuant to the Settlement Agreement our cash position has been and will be significantly decreased. The payment of the royalties to the Plaintiffs pursuant to the terms of the Settlement Agreement, will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of certain product candidates, and may result in us ceasing to develop certain product candidates or all of our product candidates if we determine that it will not be financially profitable to do so. In addition, litigation related indemnification and/or contribution payments, if any, and which may be material, and any cash estimated separation payments, which may be material, that we make to our former Chief Executive Officer will further reduce our cash position. We expect to continue to spend substantial amounts to advance the clinical development of and launch and commercialize our product candidates if we receive regulatory approval. In addition, the damages that we are required to pay in connection with our litigation have and will impact the amount of cash available for clinical development of our product candidates. Our current cash position is not sufficient to enable us to fund our operations, including making the second payment under the Settlement Agreement. If we are unable to raise additional capital in the next few months, of which there can be no certainty, we may be forced to liquidate assets or initiate bankruptcy proceedings.

We will require additional capital for the further development and potential commercialization of our Product Candidates and may also need to raise additional funds sooner to pursue a more accelerated development of our Product Candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. In addition, our strategy for AnQlar and Epoladerm is to license out or partner these assets as we continue to focus our efforts on our prescription drug pipeline. If we are unsuccessful in our partnering activities and/or financing activities, we may be unable to develop AnQlar and Epoladerm.

At December 31, 2023, we had cash of approximately $9.1 million. On March 18, 2024, we paid $3.5 million to the Plaintiffs and we have agreed to pay the Plaintiffs an additional $2.5 million on or before July 1, 2024. In addition, litigation related indemnification and/or contribution payments, if any, and which may be material, and any cash estimated separation payments that we make to our former Chief Executive Officer, which may be material, will further reduce our cash position. See Note 5 to the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding these payments. We have incurred losses since inception, including a loss of $15.2 million for the year ended December 31, 2023. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	costs associated with litigation, adverse remedy judgments and/or settlements;

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for our Product Candidates or any other future product candidates;

●	clinical development plans we establish for our Product Candidates and any other future product candidates;

●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;

●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

●	effects of competing technological and market developments;

●	costs and timing of the implementation of commercial-scale manufacturing activities;

●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

●	cost associated with being a public company.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable or survive will be compromised.

Our business, financial condition and results of operations could be adversely affected by indemnification and other claims related to the damages awarded in our recently settled litigation with Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals, Inc.

Per the Settlement Agreement, the Plaintiff’s have released all claims against us.  The Plaintiffs, however, can still pursue claims against Mr. Mack. Our Amended and Restated Bylaws dated November 18, 2020 (“Bylaws”) require us to “indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director or officer of the Corporation, or, while a director or officer of the Corporation….”  Such indemnification, however, is limited to circumstances where the covered person “acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation….”  Mr. Mack may attempt to claim he is entitled to indemnification, should the Chancery Court find him liable for damages in the Action.  Given the findings in the Memorandum Opinion issued in the Action, we believe we have a strong position that Mr. Mack would not be entitled to indemnification. There is a risk, however, that a court could find he is entitled to such indemnification.  Additionally, per Section 7.6 of the Bylaws, we have been advancing Mr. Mack’s attorneys’ fees and costs for the Action.  It is likely Mr. Mack will contend he is still entitled to advancement of any fees and/or costs for the Action going forward and may seek judicial intervention. However, as per the Bylaws, Mr. Mack is only entitled to advancement of expenses for indemnifiable actions. As noted above, given the Memorandum Opinion in the Action, we believe that we have a strong position that Mr. Mack is not entitled to indemnification, and therefore, not entitled to advancement of expenses. However, there is a risk that a court could find that Mr. Mack is entitled to such advancement.  Further, Mr. Mack may attempt to seek damages from us based on the Chancery Court’s final judgment on damages under the theory of joint and several liability and seek contribution from us for any monetary judgment.

The Chancery Court is aware that Plaintiffs have settled with us and that the Settlement Agreement fully releases us from any claims or damages the Plaintiffs have against us related to the Action. Given the Settlement Agreement does not release Mr. Mack from liability related to the Action, the Chancery Court has requested supplemental briefing as to whether the Chancery Court can dismiss us from the lawsuit, as well as any claims Mr. Mack has against us arising from the Action. While we believe that any damages assessed may be awarded against Mr. Mack alone, Plaintiffs cannot seek additional damages from Virpax. However, there is a risk that Mr. Mack will still seek contribution from us for any damages claim arising from the Action. And, there is a risk that the Chancery Court will rule in Mr. Mack’s favor.

No further reimbursements are permitted from our insurance policy with respect to the litigation. Accordingly, if Mr. Mack was successful in seeking indemnification from us, we would have to pay such amounts in cash which would further reduce our cash position.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

In addition, our strategy for AnQlar and Epoladerm is to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline, which may result in shared revenue.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2023, we had NOLs of approximately $35.2 million for federal and $37.1 million for state income tax purposes. Our federal NOL of $35.2 million includes $326,000 which expires in 2037, and the remaining NOL has an indefinite carryover period subject to limitation, and our state NOL’s of $37.1 million expire from 2037 through 2043. Additionally, we have $654,000 of R&D credits which have a 20-year carryforward period, which will expire from 2038 to 2043.

Under TCJA (defined below), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2023, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2022, may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

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

Our ability to further develop our product candidates may be adversely affected by the terms of the Settlement Agreement.

The cash payments as well as the royalty payments that we have agreed to pay to the Plaintiffs pursuant to the Settlement Agreement as well as any payments we may be required to make to our former Chief Executive Officer, may result in us ceasing to develop certain product candidates or all of our product candidates if we determine that it will not be financially profitable to do so. The payment of these royalties will significantly impact our future revenue and may make it more difficult to engage in collaborations, licenses or the acquisition of certain product candidates.

The Company and our officers and directors may be subject to various types of litigation, and our insurance may not cover or be sufficient to cover damages related to those claims.

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

The disruptions to the global economy which began in 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have encountered disruptions in our supply of various materials. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

We rely on, and expect to continue to rely on, third-party providers for the supply of materials and for research. The circumstances relating to the the Russian invasion of Ukraine, the war in the Middle East, as well as other global conditions, have caused significant shortages in the supply chain. We are continuously evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient materials. In the event we are unable source sufficient materials from our current suppliers, or to develop relationships with additional suppliers, our business operations could suffer. To the extent our current suppliers, or any suppliers that we engage in the future, are unable to meet our requirements in a timely and cost-effective manner, including as a result of circumstances relating to the the Russian invasion of Ukraine, the war in the Middle East, we may not be able to obtain an adequate supply of materials. Any shortage of materials caused by any disruption or unavailability of supply could harm our business operations, delay the development of our product candidates, or increase our costs and decrease our revenue. Any such impacts or delays could adversely affect our financial condition and our business may be adversely affected. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine, the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

The timeline for filing and review of our NDAs for Epoladerm and Probudur is based on our plan to submit each of the NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

The resurgence of COVID-19 pandemic could adversely affect our business or another health epidemic or pandemic may have an adverse impact on our business in the future.

Our business, including our workforce, supply chain and disruption of our preclinical studies and clinical trials, could be adversely affected by a resurgence of COVID-19 or another health epidemic or pandemic may adversely affect us in the future. It is possible that a resurgence of COVID-19 or another epidemic or pandemic will adversely affect our business, our workforce, our supply chains, preclinical studies and clinical trials or otherwise impact our ability to conduct business in the future. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and a resurgence of COVID-19 or another epidemic pandemic may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and to the extent their businesses are adversely affected by such occurrences, they might cause delays in the delivery of raw materials and drug product or impact our ability to meet development timelines, which could adversely affect our results of operations. Temporary closure of facilities at which our clinical or preclinical trials are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our preclinical and clinical trials. The effects of ongoing or future health epidemics on our business remain uncertain and subject to change.

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

We expect to initially seek approval for Probudur for postoperative pain management, Envelta for severe pain including post cancer pain, NobrXiol to potentially treat seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in pediatric patients two years of age and older in the United States, AnQlar as an antiviral barrier to potentially prevent or reduce the risk or the intensity of viral infections in humans, including, but not limited to, influenza and SARS-CoV-2 (COVID 19), and Epoladerm for Osteoarthritis pain. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations, and market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller than we anticipate, we may never achieve profitability without obtaining marketing approval for additional indications. In addition, our strategy for AnQlar and Epoladerm is to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline, which may result in shared revenue.

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

We currently have no international operations, aside from the development of our product candidates by companies that operate internationally, but our business strategy includes potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated, held unenforceable, in whole or in part, or reduced patent term. Such a result could limit our ability to stop others from using or commercializing similar or identical technologies and products to ours. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from the earliest effective non-provisional filing date. While various extensions may be available, the life of a patent is limited. Without patent protection for our current or future products, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from using or commercializing technologies or products similar or identical to ours.

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

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. These proceedings may also result in our patent claims being invalidated, held unenforceable or narrowed in scope. Similarly, if ours or our licensors’ patents or patent applications are challenged during interference or derivation proceedings, a court may hold that a third-party is entitled to certain patent ownership rights instead of us. Further, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, methods of manufacture, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable products and product candidates unless we obtained a license or until such patents expire or are finally determined to be invalid or unenforceable. In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages, if we are found to be infringing a third party’s patent rights. If we are found to have infringed such rights willfully, the damages may be enhanced and may include attorneys’ fees. Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require us to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which could give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our products and product candidates, forced to modify such products and product candidates, or to cease some aspect of our business operations, which could harm our business significantly. Modifying our products and product candidates to design around third-party intellectual property rights may result in significant cost or delay to us and could prove to be technically infeasible. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. In addition, if the breadth or strength of protection provided the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and product candidates.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

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

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, consultants, collaborators, contractors, advisors and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants, collaborators, contractors and advisors have inadvertently or otherwise used or disclosed confidential information of their former employers or other third parties. We have recently been involved in litigation involving claims of misappropriation of trade secrets by our former chief executive officer. See “Part 1 Business – Recent Developments – Litigation,” We may also be subject to claims that the former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of the principal members of our management, scientific and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives, which may be disruptive to our business.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives, which may be disruptive to our business. To continue to develop our pipeline and execute our strategy, we must attract and retain highly skilled personnel in our industry. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop product candidates, gain regulatory approval, and commercialize new products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize product candidates will be limited.

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

The market price of our common stock is highly volatile and for the year ended December 31, 2023, the market price of our common stock has ranged from $2.40 to $12.00 per share, as adjusted for the 1-10 reverse stock split effected March 1, 2024. The recent fluctuations in our trading price and future trading in our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize our Product Candidates or any future product candidate;

●	results of ongoing litigation as previously described as well as any new litigation, to which we are party;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to our Product Candidates or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for our Product Candidates or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

As a public company, and particularly after we no longer qualify as an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other costs. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public Company. This could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors (the “Board of Directors”). In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

On April 10, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). On February 29, 2024, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split, which was effective on March 1, 2024. Although, we have regained compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) by effecting a reverse stock split there can be no assurance that we will continue to maintain compliance with the Nasdaq continued listing requirements. Any perception that we may not regain compliance for future noncompliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We are a pre-clinical-stage biopharmaceutical company, focused on developing novel and proprietary drug delivery systems across various pain indications and treatments for CNS disorders. We have conducted a cyber security risk assessment performed by a third-party consultant and are in the process of developing a formal cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The risk assessment was performed against the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) standards.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes an assessment of vendors during the selection/onboarding process and a review of SOC 1 reports on an annual basis.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry recognized IT providers leveraging third-party technology and expertise. These third-party service providers are a key part of our current cybersecurity risk management and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols and critical data backups. Our outsourced information technology consultant conducts proactive patching and monitoring of all of our existing systems and has implemented systems and procedures to mitigate cybersecurity risks that we believe are appropriate for a company of our size, stage of growth and financial condition. In addition, we carry insurance with coverage for cyber events that we believe is suitable for a company of our size, stage of growth and financial condition.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, and have not experienced any cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition.

For additional information concerning risks related to cybersecurity, see Item lA. Risk Factors: We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors has responsibility for the oversight of risk management, including as to risks from cybersecurity threats. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. The Board of Directors has delegated to the Audit Committee of the Board of Directors the responsibility for the oversight of information technology, including cybersecurity risks. Member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, emerging threat landscape and new cyber risks, and provide updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

ITEM 2. PROPERTIES

Our principal address is 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On March 12, 2021, the Company and its former Chief Executive Officer, Anthony P. Mack (together, the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc., Case No. 2021-0210-PAF (the “Action”). In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021, Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022.

In March 2023, the Company collected $1,250,000 in reimbursement of legal costs pursuant to the Company’s directors’ and officers’ insurance policy, and recorded it as a reduction of general and administrative expense on the consolidated statements of operations. No further reimbursements are permitted from the insurance policy with respect to the litigation.

On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the Action and found in favor of Plaintiffs on all but three counts, which the Court found were waived. The Chancery Court found it proper to attribute Mr. Mack’s knowledge and actions to the Company, which Mr. Mack used to effectuate the tortious interference and breach of fiduciary duty. The Chancery Court found that Mr. Mack breached the Restrictive Covenants Agreement he entered into with Sorrento by developing EpoladermTM; the Company is liable for tortious interference with contract; Plaintiffs were deemed to have waived their claims for breach of Mr. Mack’s Employment Agreement and for tortious interference with prospective economic advantage; Mr. Mack breached his fiduciary duty of loyalty to Scilex; the Company aided and abetted Mr. Mack’s breach of fiduciary duty; and Mr. Mack misappropriated certain Scilex trade secrets. The Court, however, stated that the question of an appropriate remedy must await further briefing.

On October 18, 2023, in accordance with the Chancery Court’s supplemental briefing schedule, Plaintiffs filed their supplemental brief requesting the following relief: an injunction, in the first instance, enjoining Mr. Mack from having any relationship with Virpax for a period of 18 months and 27 days; enjoining Virpax from further developing or marketing Epoladerm for a period of 18 months and 27 days; alternatively, if these two injunction requests were not granted, Plaintiffs requested a judgement of joint and several liability against Mr. Mack and Virpax of $14,684,833. In addition to these requests for injunctive relief (or in, the alternative, damages), Plaintiffs sought a constructive trust over the revenues of Epoladerm, ProbudurTM and EnveltaTM, or, in the alternative to a constructive trust, a royalty of 5 per cent of net sales of Epoladerm, 8-11 percent of net sales of Probudur and 7.5 percent of net sales of Envelta. In addition to the requests for injunctive relief, imposition of a constructive trust and/or royalties, Plaintiffs also requested additional damages, jointly and severally, against Mr. Mack and Virpax as follows: $1.3 million for misuse of Scilex resources, $6.7 million for misappropriation of trade secrets, $13.4 million for exemplary damage (trade secrets damage x2) and attorney’s fees in an unspecified amount. Finally, Plaintiffs sought injunctive relief, enjoining Mr. Mack and Virpax from further accessing Scilex’s trade secrets; requiring Mr. Mack and Virpax to return Scilex’s trade secrets to Plaintiffs; and enjoining Mr. Mack and Virpax from marketing or selling any products derived from or incorporating Scilex’s trade secrets.

On November 29, 2023, in accordance with the Chancery Court’s supplemental briefing schedule, Defendants filed their supplement brief on damages rebutting Plaintiffs’ damages analysis. Throughout the brief, Defendants argued Plaintiffs failed to meet their burden to prove damages, and as such, should be precluded from any damages award. However, given the Court’s instruction, Defendants proffered a reasonable damages analysis as follows. As for the injunctive relief requested against Mr. Mack, the Company took no position, as the request was directed to Mr. Mack personally. Concerning Plaintiffs’ request for an injunction against further development of Epoladerm for a period of 18 months and 27 days, Defendants opposed this request, arguing lack of irreparable harm, given Plaintiffs’ request for money damages. Defendants also argued a constructive trust is inappropriate, given Plaintiffs failed to articulate the parameters of such relief and, additionally, the lack of sales for the drug candidates preclude such relief. In terms of the money damages related to the three drug candidates, Defendants proffered a reasonable royalty rate of 1-3% of the net profits of the drug candidates, as opposed to lump sum damages, as such rate would alleviate the speculative nature of the damages requested by Plaintiffs. As for the misappropriation of trade secrets request of $6.7 million, given the Court found only 5 of the proffered 1,182 documents were trade secrets, Defendants contend Plaintiffs should receive no monetary damages (given the reasonable royalty would encompass use of these documents and, alternatively, Defendants would return such documents). However, if the Court were to award damages, such damages should be pro rata for the documents, or roughly $28,382. And, finally, Defendants opposed the request for attorneys’ fees and exemplary damages.

On December 21, 2023, Plaintiffs filed their reply brief on damages, generally reasserting their prior arguments on damages and rebutting Defendants’ arguments. Plaintiffs also asserted they supported their damages claims with sufficient evidence.

On February 29, 2024, Plaintiffs and the Company entered into a Settlement Agreement to fully resolve all issues related to settlement of the litigation with Plaintiffs, subject to the entry by the United States Bankruptcy Court for the Southern District of Texas, which is handling the Sorrento bankruptcy filing, of an order approving the Settlement Agreement. On March 1, 2024, the Plaintiffs filed a motion to approve the Settlement Agreement and grant the related relief with the Bankruptcy Court. On March 14, 2024, the Bankruptcy Court entered an order approving the Settlement Agreement and on March 20th the Plaintiffs filed a Stipulation of Dismissal with the Chancery Court dismissing the Action.

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid on March 18, 2024, two business days after the Effective Date, and the remaining $2.5 million is to be paid on or before July 1, 2024. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

Pursuant to the Settlement Agreement, each of the Plaintiffs and the Company provided mutual releases of all claims as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Action. Plaintiffs’ release relates to claims against the Company only. Plaintiffs’ release as to the Company was effective upon the Company’s initial payment of $3.5 million, and the Company’s release of the Plaintiffs was effective upon the Effective Date.

The Plaintiffs can still pursue claims against Mr. Mack. The Company’s Bylaws require the Company to “indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director or officer of the Corporation, or, while a director or officer of the Corporation….”  Such indemnification, however, is limited to circumstances where the covered person “acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation….”  Mr. Mack may attempt to claim he is entitled to indemnification, should the Court find him liable for damages in the Action.  Given the findings in the Memorandum Opinion issued in the Action, the Company believes it has a strong position that Mr. Mack would not be entitled to indemnification.  There is a risk, however, that a Court could find he is entitled to such indemnification. Additionally, per Section 7.6 of the Bylaws, the Company has been advancing Mr. Mack’s attorneys’ fees and costs for the Action.  It is likely Mr. Mack will contend he is still entitled to advancement of any fees and/or costs for the Action going forward and may seek judicial intervention. However, as per the Bylaws, Mr. Mack is only entitled to advancement of expenses for indemnifiable actions.   As noted above, given the Memorandum Opinion in the Action, the Company believes that it has a strong position that Mr. Mack is not entitled to indemnification, and therefore, not entitled to advancement of expenses. However, there is a risk that a Court could find that Mr. Mack is entitled to such advancement.  Further, Mr. Mack may attempt to seek damages from the Company based on the Court’s final judgment on damages under the theory of joint and several liability and seek contribution from the Company for any monetary judgment. (See Item 1-Business and Item 1A-Risk Factors)

The Court is aware that Plaintiffs have settled with the Company and that the Settlement Agreement fully releases the Company from any claims or damages, the Plaintiff has against the Company, related to the Action. Given the Settlement Agreement does not release Mr. Mack from liability related to the Action, the Court has requested supplemental briefing as to whether the Court can dismiss the Company from the lawsuit, as well as any claims Mr. Mack has against the Company arising from the Action. While the Company believes that any damages assessed may be awarded against Mr. Mack alone, Plaintiffs cannot seek additional damages from Virpax. However, there is a risk that Mr. Mack will still seek contribution from the Company for any damages claim arising from the Action. And, there is a risk that the Court will rule in Mr. Mack’s favor.

No further reimbursements are permitted from our insurance policy with respect to the litigation. Accordingly, if Mr. Mack was successful in seeking indemnification from us, we would have to pay such amounts in cash which would further reduce our cash position.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on Nasdaq under the symbol “VRPX” and began trading on February 17, 2021. Prior to that date, there was no public market for our stock. The last reported sale price of our common stock on Nasdaq on March 22, 2024 was $4.03 per share of common stock.

Holders

As of March 22, 2024, there were approximately 38 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	175,686	(2)	$34.60	116,511	(3)(4)
Equity compensation plans not approved by security holders	-		-	-
Total	175,686		$34.60	116,511

(1)	The amounts shown in this row include securities under the 2017 Plan and the 2022 Plan.
(2)	Includes 98,886 and 76,800 shares of common stock issuable upon exercise of outstanding options pursuant to the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2023.
(3)	In accordance with the “evergreen” provision in the 2022 Plan, an additional 23,428 shares were automatically made available for issuance on the first day of 2023, which represents 2% of the number of shares outstanding on December 31, 2023; these shares are excluded from this calculation.
(4)	Includes 0 and 116,511 shares of common stock available for issuance under the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2023.

ITEM 6. [RESERVED]

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

We have exclusive global rights to the following proprietary patented technologies: (i) Molecular Envelope Technology (“MET”) that uses an intranasal device to deliver enkephalin to control severe pain, including post cancer pain (Envelta™) and PTSD, (ii) Injectable “local anesthetic” Liposomal Technology for postoperative pain management (Probudur™), and (iii) Investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain (“NobrXiol™”, formerly VRP324) to potentially treat epileptic seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in pediatric patients two years of age and older. We are also exploring value creative opportunities for our two nonprescription product candidates including seeking regulatory approval for commercialization of such products: AnQlar, which is being developed as a 24 hour prophylactic viral barrier to inhibit viral infection by influenza or SARS-CoV-2, and Epoladerm™, which is a topical diclofenac epolamine metered dosed spray film formulation being developed to manage pain associated with osteoarthritis.

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

While our significant accounting policies are more fully discussed in Note 2 to our audited financial statements contained within this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, including the fair value of our common shares prior to becoming a public company, and for options, the expected life of the option and expected share price volatility. We use the Black-Scholes option pricing model to value its option awards. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards. See Note 7 to notes to the consolidated financial statements contained herein.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. As noted in Note 5 Commitments and Contingencies, the Company has recently settled litigation with the Plaintiffs and entered into a Settlement Agreement. As of December 31, 2022, the Company had accrued $2.0 million with respect to the litigation. Based on the facts of the litigation and the Settlement Agreement that was executed, the Company has recognized an accrual totaling $6.0 million with respect to the litigation as of December 31, 2023. The Company recognized $4.0 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively, included in general and administrative expenses on the consolidated statements of operations. We have also accrued an estimated $711,000 for payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us.

Results of Operations

Years Ended December 31, 2023 and 2022

Operating expenses:

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Operating expenses:
General and administrative	$10,572,181	$11,082,463	$(510,282)	(5)%
Research and development	5,117,608	10,762,670	(5,645,062)	(52)%
Total operating expenses	$15,689,789	$21,845,133	$(6,155,344)	(28)%

General and administrative expenses decreased by $510,282, or 5%, to $10,572,181 for the year ended December 31, 2023 from $11,082,463 for the year ended December 31, 2022. This decrease was a result of a significant decrease of legal defense costs of $2.3 million with regard to litigation, including reimbursement of legal defense costs of $1.25 million in 2023 pursuant to our directors’ and officers’ insurance policy, and an increase of $2 million in estimated litigation settlement expense ($2 million in 2022 and $4 million in 2023); and partially offset by an increase of $1.8 million related to salaries and wages, severance and professional fees.

Research and development expenses decreased by $5,645,062, or 52%, to $5,117,608 for the year ended December 31, 2023, from $10,762,670 for the year ended December 31, 2022. The decrease was primarily attributable (i) a one-time milestone payment of $1.5 million made to Nanomerics in 2022 related to expanding AnQlar’s territory to global rights and a decrease in AnQlar preclinical activities of approximately $3.8 million, (ii) a decrease in preclinical activities related to Epoladerm, and (iii) a decrease in preclinical activities related to NobrXiol. This was offset by an increase of approximately $1.3 million related to Probudur preclinical activities, which is our lead asset.

The following table presents R&D expenses tracked on a program-by-program basis for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Program expenses:
Envelta	$268,868	$286,793
Probudur	2,872,819	1,583,093
Epoladerm	714,471	1,830,689
AnQlar	836,629	6,115,916
NobrXiol	215,415	799,800
Total program expenses	4,908,202	10,616,291
Unallocated expenses:
Stock based compensation	209,406	146,379
Total other research and development expense	209,406	146,379
Total research and development expenses	$5,117,608	$10,762,670

Other expenses:

	Year Ended December 31,		Change
	2023	2022	Dollars	Percentage
Other income:
Other income	$500,281	$194,413	$305,868	157%
Total other income:	$500,281	$194,413	$305,868	157%

Other income increased by $305,868 primarily due to interest income.

Liquidity and Capital Resources

Years Ended December 31, 2023 and 2022

Capital Resources

	As of December 31,		Change
	2023	2022	Dollars	Percentage
Current assets	$9,628,345	$19,673,649	(10,045,304)	(51)%
Current liabilities	$7,694,024	$3,094,590	4,599,434	149%
Working capital	$1,934,321	$16,579,059	(14,644,738)	(88)%

As of December 31, 2023, our principal source of liquidity was our cash, which totaled approximately $9.1 million. On March 18, 2024, we paid $3.5 million to the Plaintiffs pursuant to the terms of the Settlement Agreement and we are obligated to pay an additional $2.5 million to the Plaintiffs on July 1, 2024. We will need to raise additional capital to fund operations and make the $2.5 million payment. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us, which does not include accrual for any potential indemnification or contribution claims that he may seek from us that are related to the Action.    We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any preclinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, pre-clinical and clinical trials of our product candidates, other operations and potential product acquisitions and in-licensing.

We continue to explore opportunities to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. Any equity financing would be dilutive to our stockholders. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Cash Flows

Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows from operating activities:

	For the Year Ended December 31,
	2023	2022
Statement of cash flow data:
Net cash used in operating activities	$(9,853,772)	$(17,846,708)
Net change in cash	$(9,853,772)	$(17,846,708)

Operating Activities

For the year ended December 31, 2023, cash used in operations was $9,853,772 compared to $17,846,708 for the year ended December 31, 2022. The decrease in cash used in operations was primarily the result of the decrease in net loss primarily attributable to the decrease in research and development expenses and an increase in accounts payable and accrued expense, offset by a smaller decrease in prepaid insurance other current assets. In March 2023, we collected $1,250,000 in reimbursement of legal costs pursuant to our directors’ and officers’ insurance policy, which decreased our net loss during the period. No further reimbursements are permitted from the insurance policy with respect to the litigation.

Future Capital Requirements

It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We will most likely need to raise substantial additional capital in order to engage in any of these types of transactions.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the requirement to fund the remaining portion of $2.5 million pursuant to the Settlement Agreement as well as the ultimate resolution of any potential litigation with our former Chief Executive Officer (See “Legal and Other Contingencies” and “Liquidity and Capital Resources” above);

●	initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Our capital resources are currently insufficient to meet our future operating and capital requirements, and therefore we must finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

We incurred a net loss of $15.2 million and $21.7 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $59.5 million as of December 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been from the $15.8 million that we raised from the issuance of securities in our initial public offering that closed in February 2021 and the $37.0 million that we raised from the issuance of securities in a follow on offering that closed in September 2021.

At December 31, 2023, we had cash of approximately $9.1 million, on March 22, 2024, we had cash of approximately $2.5 million. We have paid the Plaintiff $3.5 million on March 18, 2024 pursuant to the terms of the Settlement Agreement, and are obligated to pay an additional $2.5 million on or before July 1, 2024. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us. We will need to raise additional capital to fund operations and make the $2.5 million payment. Due to our continuing losses and our cash position, there exists substantial doubt about our ability to continue as a going concern. Our Auditor’s report contains an emphasis of matter regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Our future operations are dependent on the success of our efforts to raise additional capital. We currently do not have sufficient capital to fund the commercialization of any of our product candidates. Additional financing will be needed by us to fund our operations, including making payment pursuant to the Settlement Agreement, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to raise capital to date has been impacted by the uncertainty of the amount of damages we may be required to pay and it is likely that we will be unable to raise capital, if at all, until all uncertainties are resolved. Further, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking, and financial markets in the United States. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Additional financings will be needed by us to fund our operations, including making the $2.5 million payment on or before July 1, 2024 pursuant to the Settlement Agreement or pursuant to any damages awarded by the Chancery Court, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the ongoing conflict between Russia and Ukraine, the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2024 and potentially beyond.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 25, 2024, we entered into our standard director and officer indemnification agreement with Vinay Shah, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K. The Indemnification Agreement provides for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreement also provides for the advancement of expenses in connection with a proceeding prior to a final, nonappealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreement.

In addition, and subject to certain limitations, the Indemnity Agreement provides for the advancement of expenses incurred by or on behalf of the Indemnitee in connection with any proceeding not initiated by the Indemnitee, and the reimbursement to us of the amounts advanced (without interest) to the extent that it is ultimately determined that the Indemnitee is not entitled to be indemnified by us.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position
Executive Officers
Gerald Bruce	67	Chief Executive Officer (Principal Executive Officer) and Class I Director
Jeffrey Gudin, MD	58	Executive Vice President, Chief Medical Officer, and Class III Director
Vinay Shah	61	Chief Financial Officer (Principal Financial and Accounting Officer) and Corporate Secretary
Sheila A. Mathias, PhD, J.D., MBA	56	Chief Scientific Officer

Directors
Eric Floyd, PhD	61	Independent Class III Chairman of the Board of Directors and Compensation Committee Chair
Jerrold Sendrow, CFP	79	Independent Class II Director and Audit Committee Chair
Thani Jambulingam, PhD	60	Independent Class II Director and Corporate Governance Committee Chair
Vanila M. Singh, MD	53	Independent Class I Director
Michael F. Dubin, CPA	69	Independent Class II Director
Barbara A. Ruskin, PhD, J.D.	63	Independent Class I Director

Executive Officers

Gerald W. Bruce has served as our Chief Executive Officer since November 20, 2023, as a director since July 2021 and as our Executive Vice President and our Commercial Operations Officer from August 2017 until his appointment as our Chief Executive Officer. Mr. Bruce has spent over 30 years, including 20 years in senior leadership roles, in the Pharmaceutical and Medical Nutrition industry. He started his career in May 1983 at Johnson & Johnson Inc. where he was an award-winning sales representative and held leadership positions of increasing responsibility in sales and marketing ending with his role as Group Product Director of Analgesics in September 1998. From September 1998 to November 2000, he served as Vice President of Sales at Bristol-Myers Squibb Co. where he led the Cardiovascular and Metabolic sales force. From November 2000 to January 2006, he served as Vice President of Managed Markets where he led the team responsible for the development and implementation of the reimbursement strategy for Bristol-Myers Squibb’s US portfolio. From January 2006 to June 2008, Mr. Bruce was the Senior Vice President of Commercial Operations at NitroMed, Inc. where he was responsible for building the commercial strategy and led the team responsible for the development and implementation of the commercial plan for the start-up company’s first product for the treatment of heart failure. From April 2009 to November 2018, Mr. Bruce served as Vice President of Sales for Nutricia North America, Danone Medical Nutrition Division. Mr. Bruce currently serves on the Board of Trustees for Lincoln University and is a Board member for the National Sales Network. He received his bachelor’s degree in business administration from Lincoln University and a master’s degree in leadership from the McDonough School of Business at Georgetown University. Mr. Bruce was selected as a director due to his extensive experience at pharmaceutical companies and knowledge of the pharmaceutical industry.

Jeffrey Gudin, MD, one of our co-founders, became an Executive Vice President, and our Chief Medical Officer in January 2017. Prior to joining us, Dr. Gudin, was Director of Pain Management and Palliative Care at Englewood Hospital and Medical Center in New Jersey for almost 20 years. He is on faculty at the University of Miami, Miller School of Medicine. Dr. Gudin is Board Certified in Pain Medicine, Anesthesiology, Addiction Medicine and Hospice and Palliative Medicine. He is an active speaker in the field of pain management. His clinical and research focus includes pain management, opioid abuse and potential solutions, and increasing clinician awareness of pain assessment and risk management. Dr. Gudin completed residency in anesthesiology at Yale University School of Medicine, in New Haven, Connecticut. He continued his training with an extended postdoctoral fellowship in pain medicine at the Yale Center for Pain Management, where he was actively involved in research and teaching. Dr. Gudin was selected as a director due to his extensive experience in the field of pain management, opioid abuse and palliative care.

Vinay Shah became our Chief Financial Officer in June 2023. Previously, Mr. Shah served as the Chief Financial Officer of Aravive, Inc. from October 2018 until June 2022. Mr. Shah also served as the Chief Financial Officer of Aravive Biologics, Inc. from 2010 until June 2022, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 20 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee. Before Pacira Pharmaceuticals Inc., Mr. Shah worked for Cardinal Health’s medical device group in various finance management positions. The group was subsequently consolidated and spun off as CareFusion and then sold to Becton, Dickinson and Company. His prior work experience includes positions at Pricewaterhouse Coopers LLP and KPMG in India and the Middle East. Mr. Shah received a Bachelor of Commerce degree from Ranchi University in India. He is a Chartered Accountant from the Institute of Chartered Accountants in India and has an MBA from W.P. Carey School of Business at Arizona State University.

Sheila A. Mathias, PhD, JD became our Chief Scientific Officer in April 2021. Dr. Mathias has more than 20 years of leadership experience in the pharmaceutical industry accelerating drug development. She brings extensive global regulatory affairs strategic guidance and clinical development experience having worked across a range of therapeutic areas, including pain management, addiction medicine, and dermatology. This experience has spanned across big pharma, mid-sized, to start-up biotechnology companies. Most recently, she held the position Senior Director Global Regulatory Affairs at Sun Pharma Advanced Research Company from 2018 to 2021. Since 2018 she has served on the Advisory Board for Tennessee State University Department of Biology. Dr. Mathias has held increasing roles of responsibility, entering the pharmaceutical industry at Merck US Human Health in the position of Medical Science Liaison. Dr. Mathias transitioned into Regulatory Affairs at Aventis Pharmaceuticals and has successfully brought multiple products through regulatory approval. Her experience includes roles at Braeburn Pharmaceuticals from 2015 to 2018, Otsuka Pharmaceuticals from 2013 to 2018, Actelion Clinical Research from 2012 to 2013, Cephalon from 2007 to 2011, Novartis Pharmaceuticals from 2005 to 2007 and Aventis Pharmaceuticals from 2002 to 2005. Dr. Mathias received a B.S in Zoology from Howard University, a PhD in Neurophysiology from Meharry Medical College, an executive MBA from Saint Joseph’s University, and a JD from Northwestern California University School of Law.

Directors

Eric Floyd, PhD became a director in January 2017. Dr. Floyd was appointed as the Chairman of our Board of Directors effective November 20, 2023. Dr. Floyd currently serves as Chief Regulatory Officer at Neurogene Inc. He has nearly 21 years of regulatory experience within the pharmaceutical industry. Most recently, from November 2018 to December 2019 he was Senior Vice President, Regulatory Affairs, for Axovant Sciences. Prior to that, he served as President of Compliance Services and Chief Scientific Officer at Dohmen Life Science Services, Inc. from June 2015, Senior Vice President, U.S. Regulatory Affairs and Clinical Quality Compliance at Lundbeck Inc. December 2011, Global Vice President of Regulatory Affairs at Hospira Inc. (later acquired by Pfizer Inc.) from January 2010, Vice President of Worldwide Regulatory Affairs and Quality Assurance at Cephalon Inc. (later acquired by Teva Pharmaceuticals Industries Ltd.) from January 2007 and VP and Global Head of Respiratory, Dermatology, and Tropical Medicines Drug Regulatory Affairs at Novartis AG from February 2005. Dr. Floyd has also held senior leadership roles at Bristol Myers Squibb Co., Aventis Pharma and Merck Research Laboratories (a division of Merck & Co.). Dr. Floyd received a Ph.D. in Neurophysiology from Meharry Medical College, Nashville, an executive MBA from St. Joseph’s University, Philadelphia, an MS from Tennessee State University, a BS from the University of Illinois and has served as an Assistant Professor at Harvard University School of Medicine. Dr. Floyd served as an outside director on the board of directors of Scilex Pharmaceuticals Inc. from April 2014 to November 2016. Dr. Floyd was selected as a director due to his extensive experience at pharmaceutical companies and knowledge of the pharmaceutical industry.

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

Thani Jambulingam, PhD became a director in January 2017. Dr. Jambulingam is a Pfizer Fellow and Professor in the Department of Pharmaceutical and Healthcare Marketing at St Joseph’s University, Erivan K. Haub School of Business, in Philadelphia, Pennsylvania. He teaches in the executive MBA program for biopharmaceutical, medical device and physician executives. Dr. Jambulingam served as the chair of the department for eight years, from June 2003 to June 2010. Dr. Jambulingam’s research is focused on pharmaceutical and healthcare strategy and innovation. His research is regularly published in marketing and management journals. Dr. Jambulingam has also served as a consultant and facilitated training sessions in innovation and strategy for senior leadership and/or brand teams within several small, mid and large pharma and healthcare firms including Alkermes Plc, Abbott Industries, AstraZeneca plc, Cardinal Health, FMC, IQVIA, Lancaster General Hospital, Inspira Health, Lehigh Valley Health Network, Leo Pharma, Merck & Co., Novo Nordisk, Pfizer Inc., Sanofi, Solvay and Procter & Gamble Inc. During his sabbatical from Saint Joseph’s University, from July 2011 to August 2012, he joined Pfizer Inc. (NYSE: PFE) with the Prevenar Global Commercial Team contributing to development of Prevenar franchise positioning, healthy aging platform development, vaccine business strategy for emerging markets, pediatric expanded age strategy (life cycle management) and conducted strategy sessions for executive leadership within the specialty care division of Pfizer. Over the years, Dr. Jambulingam has successfully mentored several entrepreneurs in the life sciences industry. Dr. Jambulingam is a pharmacist and obtained his Ph.D. from the University of Wisconsin-Madison. Dr. Jambulingam completed the case method of teaching at Harvard. He has been inducted to the Rho Chi, the honor society in pharmacy and Beta Gamma Sigma, the honor society for business. In 2021, Dr. Jambuligam received the Tangelmann Award for lifetime excellence in research and teaching. For the past seven years, Dr. Jambulingam has been a faculty member conducting Bio-Entrepreneurship Bootcamp at the annual meeting at the Biotechnology Industry Organization (BIO). Dr. Jambulingam is also a visiting professor in the Wharton MBA Global program and teaches healthcare courses in India. Dr. Jambulingam was selected as a director due to his expertise in innovation and strategy and his extensive knowledge of the pharmaceutical industry.

Vanila M. Singh, MD became a director in June 2020. From June 2017 to July 2019, Dr. Singh is the former Chief Medical Officer of the U.S. Department of Health and Human Services, where she served as the Chairperson of the highly regarded HHS Pain and Opioid Task Force in conjunction with the Department of Defense and the Veterans Administration. Since November 2019, Dr. Singh has been a director of Biodelivery Sciences International, Inc., and since June 2004, Dr. Singh has been a clinical associate professor of Anesthesiology, Pain and Peri-operative Medicine at Stanford University and is a teaching mentor at Walter Reed National Military Medical Center. For over ten years, Dr. Singh served on medical ethics as well as on scientific editorial boards, committees for the American Society of Regional Anesthesia, American Society of Interventional Pain Physicians, California Medical Association, and the Santa Clara County Medical Association. Dr. Singh, who is double board-certified in pain and anesthesiology, focuses her practice on regional anesthesia and peri-operative, subacute, and the development of chronic pain, with an appreciation for complimentary and traditional medicine approaches that emphasize an individualized patient-centered approach. Dr. Singh received her medical degree from George Washington University Medical School and her B.A. from U.C. Berkeley in Molecular and Cell Biology and Economics. Dr. Singh was selected as a director due to her leadership experience and her extensive knowledge of the pharmaceutical industry and the regulatory environment.

Michael F. Dubin, CPA became a director in July 2021. From 2001 to 2016, Mr. Dubin held the title of Managing Partner, PA/SNJ Offices, with RSMUS LLP (RSM), a professional services company. He was presented with RSM’s “National Achievement Award” in 2010 and was a finalist for the company’s “National Integrity Award.” Prior to 2001, Mr. Dubin served as an audit partner for a regional accounting firm and a national accounting firm. Mr. Dubin obtained a BS in Economics (magna cum laude) from the Wharton School of Business, University of Pennsylvania. He served as a Board Member for RSM for four years. Mr. Dubin was also a board member and the Audit Committee Chairman for a privately held business in Philadelphia engaged in supplying energy efficiency services and facilities, and is a board member and the Risk Management Committee Chairman for a commercial bank in Pennsylvania and an advisory board member for an accounting firm in Pennsylvania. Mr. Dubin is professionally affiliated with the PICPA and AICPA. He was also an adjunct faculty member and course teacher for the Wharton School of Business for two years and has also been a guest lecturer at the Wharton School of the University of Pennsylvania, Temple University, University of Scranton and Lehigh University. He also served as an expert witness/consultant for the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Mr. Dubin was selected as a director due to his extensive leadership experience in public accounting and risk management and exposure to manufacturing, distribution, financial services, business and professional services, pharma, technology, retail and various other industries.

Barbara A Ruskin, PhD, JD became a director in March 2023. Dr. Ruskin brings over 25 years of experience in life science intellectual property and corporate law. Since May 2019, she has served as SVP, General Counsel and Chief Patent Officer and since September 2022 as Chief Intellectual Property and Innovation Officer for Silence Therapeutics, a Nasdaq listed international biotechnology company. Prior to that, from September 2017 to February 2019 she served as General Counsel and Chief Patent Officer of Molecular Templates Inc. Prior to holding these corporate positions, Dr. Ruskin served as outside counsel for pharmaceutical and biotechnology companies and their investors, including as an IP Corporate Partner at Ropes & Gray LLP and as an associate at Fish & Neave LLP, both in New York City. She has advised, managed and prosecuted worldwide patent portfolios for a number of biotech and pharmaceutical industry clients and has also worked in IP litigation in both the U.S. and Europe. Dr. Ruskin has since April 2007 served as a member of the Board of Directors at St. Jude Children’s GMP LLC (Memphis, TN), and served as Chairman of that Board from March 2017-March 2022. From 2016-2019, Dr. Ruskin also served on the Board of Directors for the Burke Neurological Institute (White Plains, NY). Dr. Ruskin did her post-doctoral research at the Whitehead Institute for Biomedical Research (MIT) and at the Institute for Neuroscience (University of Oregon). She has published numerous scientific articles and given legal presentations that combine her knowledge of biochemistry and law. In addition to her Ph.D. in Biochemistry & Molecular Biology, received from Harvard University, Dr. Ruskin received a B.A. in Biochemistry from the University of California, Berkeley, and her J.D. from Fordham University School of Law. Dr. Ruskin was selected as a director due to her leadership experience in corporate and intellectual property law with publicly listed biotechnology companies and extensive knowledge of the biotech and pharmaceutical industry.

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

In accordance with the terms of the Certificate of Incorporation and bylaws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I directors are Mr. Bruce, Dr. Singh and Dr. Ruskin; their terms will expire at the 2025 annual meeting of stockholders.

●	The Class II directors are Dr. Jambulingam, Mr. Sendrow and Mr. Dubin; their terms will expire at the 2026 annual meeting of stockholders.

●	The Class III directors are Dr. Gudin and Dr. Floyd; their terms will expire at the 2024 annual meeting of stockholders.

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

We have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Science and Technology Committee with the composition and responsibilities described below. Each committee operates under a written charter that has been approved by our Board of Directors, the full text of which is available on our website at www.virpaxpharma.com. The members of each committee are appointed by the Board of Directors and serve until their successor is elected and qualified unless they are removed or resign earlier. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

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

Compensation Committee

Our Compensation Committee is composed of Dr. Floyd, Mr. Sendrow, and Dr. Jambulingam, with Dr. Floyd serving as Chairman of the committee. Our Board of Directors has determined that each director serving on the Compensation Committee is “independent” in accordance with Rule 10C-1 under the Exchange Act and as defined under the applicable listing standards of the Nasdaq Capital Market. Further, the Board of Directors has determined that the directors serving on the Compensation Committee are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Dr. Jambulingam, Mr. Sendrow, and Dr. Floyd, with Dr. Jambulingam serving as Chairman of the committee. Our Board of Directors has determined that each director serving on the Nominating and Corporate Governance Committee is “independent” as defined in the applicable rules of the Nasdaq Capital Market. The nominating and corporate governance committee’s responsibilities include:

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

Science and Technology Committee

Our Science and Technology Committee is comprised of Dr. Floyd, Dr. Jambulingam, Dr. Singh and Dr. Ruskin, with Dr. Floyd serving as the Chairman of the committee. Our Science and Technology Committee is responsible for, among other things:

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

Special Litigation Committee

Our Special Litigation Committee is comprised of Dr. Floyd, Dr. Jambulingam, Dr. Singh, Dr. Ruskin, Dr. Gudin, Mr. Sendrow and Mr. Dubin with Dr. Floyd serving as the Chairman of the committee. Our Special Litigation Committee was formed for the purpose of making decisions related to the litigation, the details of which are more fully disclosed under the sections titled “Risk Factors” and “Business—Recent Developments” elsewhere in this prospectus.

Code of Business Conduct and Ethics

We have adopted written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on our website at www.virpaxpharma.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Capital Market rules concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Legal Proceedings

See the disclosure under Item 3: Legal Proceedings above for a discussion of the Complaint naming Mr. Mack and the Company as defendants.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for each of our principal executive officers serving during the most recently completed fiscal year, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the company at the end of the most recently completed fiscal year (collectively, our “Named Executive Officers”) for services rendered in all capacities to us for the years ended December 31, 2023 and December 31, 2022. This section describes the executive compensation program in place for our Named Executive Officers during the year ended December 31, 2023.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board of Directors. In 2023, our “Named Executive Officers” and their positions were:

●	Gerald Bruce, our Chief Executive Officer;

●	Anthony Mack, our Former Chief Executive Officer and Former Chairman of the Board of Directors;

●	Sheila A. Mathias, PhD, JD, our Chief Science Officer;

●	Vinay Shah, our Chief Financial Officer; and

●	Christopher Chipman, our Former Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2023 and 2022:

Name & Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total

Gerald W. Bruce(2)	2023	$38,000	$29,000	$61,000	$-	$128,000
Chief Executive Officer

Anthony Mack	2023	$445,000	$-	$60,000	$711,000	$1,216,000
Former Chief Executive Officer, Chairman(3)	2022	$467,000	$238,000	$79,000	$-	$784,000

Sheila A. Mathias PhD, JD	2023	$308,000	$115,000	$75,000	$-	$498,000
Chief Scientific Officer

Vinay Shah(4)	2023	$123,000	$115,000	$86,000	$-	$324,000
Chief Financial Officer

Christopher Chipman	2023	$169,000	$-	$75,000	$247,000	$491,000
Former Chief Financial Officer(5)	2022	$296,000	$90,000	$81,000	$-	$467,000

(1)	Amounts reflect the full grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)

Mr. Gerald Bruce was appointed as our Chief Executive Officer effective as of November 20, 2023. Amounts included in the salary and bonus columns reflect compensation received as Chief Executive Officer between November 20, 2023 and December 31, 2023. Prior to being appointed as Chief Executive Officer, Mr. Bruce received equity compensation as a consultant serving as our Executive Vice President of Commercial Operations.

(3)	Mr. Mack resigned as our Chief Executive Officer effective November 17, 2023. The amount reflected in all Other Compensation represents estimated separation expense of $711,000. Refer to Note 5- Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K.
(4)	Mr. Shah was appointed as our Chief Financial Officer effective as of June 20, 2023. Amount reflects compensation received as Chief Financial Officer between June 20, 2023 and December 31, 2023.
(5)	Mr. Chipman resigned as our Chief Financial Officer effective June 30, 2023. Amounts reflect in all other Compensation severance paid of $234,000 and COBRA payments of $13,000 in accordance with his separation agreement effective June 30, 2023.

Our Board of Directors, in consultation with our Compensation Committee, annually reviews the compensation paid to our Named Executive Officers to assess the adequacy of the compensation paid to our Named Executive Officers. These annual assessments are done in order to periodically align our compensation practices with what our Board of Directors believe to be compensation levels more commensurate with companies of similar size and development stage as the Company. Pursuant to these annual assessments, on January 29, 2024, the Compensation Committee approved cash bonus awards for their 2023 performance to Mr. Bruce of $29,000 and Mr. Shah and Dr. Mathias of $115,000 each and equity awards of an option to purchase 12,500 shares of our Common Stock to Mr. Bruce and an equity award of an option to purchase 11,200 shares of our Common Stock to each of Mr. Shah and Dr. Mathias. All of the grants were made under the 2022 Plan. The options have an exercise price of $3.18 per share, the fair market value of the Common Stock on the date of grant and vests annually over three years commencing one year after the date of grant, as adjusted pursuant to the 1 to 10 reverse stock split effective March 1, 2024.

On January 25, 2023, the Compensation Committee approved cash bonus awards and increases to the base salaries for each of our Named Executive Officers based upon the Company’s and management’s performance in 2022. Based on these assessments, Mr. Mack and Mr. Chipman were awarded bonuses of $238,000 and $90,000, respectively. In addition, Mr. Mack’s base salary was increased to $494,000 per year and Mr. Chipman’s base salary was increased to $312,000 per year.

Compensation Arrangements with our Named Executive Officers

Mr. Bruce

Effective November 20, 2023, Mr. Bruce was appointed to serve as our Chief Executive Officer.

On December 6, 2023, we entered into an employment agreement with Mr. Bruce (the “Bruce Employment Agreement”). The term of the Bruce Employment Agreement initiated upon the commencement of the agreement and terminates upon either death, Disability, for Cause, for Good Reason (as such terms are defined in the Bruce Employment Agreement), or for other reasons by us or Mr. Bruce. Under the Bruce Employment Agreement, Mr. Bruce will be paid an annual base salary of $500,000 subject to annual increases at the discretion of the Board and will be eligible for an annual bonus in an amount up to 50% of his base salary, pro-rated for 2023, which will be awarded by the Board in its sole discretion based on the achievement of Company and personal performance metrics established by the Board on an annual basis. To receive any bonus, Mr. Bruce must be employed by the Company at the time of payment.

If Mr. Bruce’s employment is terminated in the event of Disability or death, the Company would have no further obligations under the Bruce Employment Agreement, except for any Accrued Obligations (as defined in the Bruce Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. If the Company terminates Mr. Bruce’s employment for Cause, the Company would have no further obligation under the Bruce Employment Agreement, except for any Accrued Obligations due. If the Company’s terminates Mr. Bruce’s employment other than for Disability or for Cause, in addition to any Accrued Obligations due, subject to Mr. Bruce executing a release, Mr. Bruce would be entitled to receive (i) severance payments in an amount equal to Mr. Bruce’s base salary for a period of twelve months after the effective date of the termination; (ii) reimbursement of medical insurance premiums until the earlier of (1) twelve months or (2) the date Mr. Bruce becomes eligible for medical benefits through another employer, subject to certain conditions; (iii) if vesting shall not have accelerated under the equity awards then held by Mr. Bruce, the Company will accelerate the vesting of the number of shares subject to options that would have vested in the twelve (12) month period after his separation, such that, effective as immediately prior to the separation date, he will be considered to have vested in all options granted to him through, and no later than twelve (12) months following the date of the separation; and (iv) effective as immediately prior to the separation date, the Company shall extend the period of time for Mr. Bruce to exercise any vested shares subject to options until the earlier of (1) the expiration date of the applicable option, or (2) twelve (12) months after his separation date.

If Mr. Bruce terminates his employment for Good Reason, Mr. Bruce would be entitled to receive the same payments and benefits on the same terms and conditions as would be applicable upon termination by the Company other than for Disability or for Cause.

Notwithstanding the above description, if Mr. Bruce’s employment is terminated by Mr. Bruce for Good Reason or by the Company without Cause (other than on account of Mr. Bruce’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Bruce Employment Agreement), Mr. Bruce will be entitled to receive any Accrued Obligations due and, subject to Mr. Bruce’s compliance with the terms of the Bruce Employment Agreement and Mr. Bruce’s execution of a release, the following: (i) a lump sum payment equal to two times the sum of Mr. Bruce’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Bruce’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Bruce under the 2022 Plan.

Prior to his appointment as our Chief Executive Officer, Mr. Bruce served as our Executive Vice President, Commercial Operations pursuant to the terms of a consulting agreement that we entered into with him on April 25, 2023. For his services Mr. Bruce was issued stock options to purchase up to 10,000 shares of our Common Stock upon execution of the consulting agreement.

Mr. Shah

Effective June 20, 2023, we entered into an employment agreement with Vinay Shah (the “Shah Employment Agreement”). The term of the Shah Employment Agreement initiated upon the commencement of the agreement and terminates upon either death, Disability, for Cause, for Good Reason (as such terms are defined in the Shah Employment Agreement), or for other reasons by us or Mr. Shah. The Shah Employment Agreement provides for Mr. Shah to serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer and provides for an annual base salary of $312,000, subject to annual increases at the discretion of the Board of Directors. Under the Shah Employment Agreement, Mr. Shah is eligible for an annual bonus with a target amount equal to 30% of his base salary which will not be pro rated for the first year, which will be awarded by our Board in its sole discretion based on the achievement of the Company and Mr. Shah of corporate and personal performance metrics established by the Board on an annual basis. To receive any bonus, Mr. Shah must be employed by the Company at the time of payment. Mr. Shah may also receive, in the discretion of the Board, equity awards under the 2022 Plan, or any other equity incentive plan that the Company may adopt in the future. Mr. Shah is also eligible to participate in all vacation and other fringe benefit programs of the Company to the extent and on the same terms and conditions as are accorded to other senior management employees of the Company. On June 20, 2023, Mr. Shah was awarded an option to purchase up to 10,000 shares of the Company’s common stock, 25% vesting after 12 months of his continuous services and the remaining 75% vesting in equal monthly installments over the next 24 months.

The Company may terminate the Shah Employment Agreement upon written notice to Mr. Shah in the event of Disability (as defined in the Shah Employment Agreement), in which event the Company would have no further obligations under the Shah Employment Agreement, except for any Accrued Obligations (as defined in the Shah Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. The Company may also terminate the Shah Employment Agreement for Cause (as defined in the Shah Employment Agreement) immediately upon providing written notice of such termination to Mr. Shah. If the Company terminates the Shah Employment Agreement for Cause, the Company would have no further obligation under the Shah Employment Agreement, except for any Accrued Obligations due. The Company may terminate the Shah Employment Agreement other than with respect to a Disability or for Cause immediately upon written notice of termination to Mr. Shah and if it does so subject to the Company’s receipt of a release, in addition to any Accrued Obligations due, Mr. Shah is entitled to receive (i) severance payments in an amount equal to Mr. Shah’s base salary for a period of twelve months after the effective date of the termination and (ii) reimbursement of medical insurance premiums until the earlier of (1) twelve months or (2) the date Mr. Shah becomes eligible for medical benefits through another employer, subject to certain conditions.

Mr. Shah may terminate his agreement for Good Reason (as defined in the Shah Employment Agreement) upon providing written notice of such termination to us. If Mr. Shah terminates his employment for Good Reason, Mr. Shah will be entitled to receive the same payments and benefits on the same terms and conditions as would be applicable upon termination by the Company other than for Disability or for Cause.

If the Shah Employment Agreement is terminated by Mr. Shah for Good Reason or by us without Cause (other than on account of Mr. Shah’s death or Disability), subject to the Company’s receipt of a release in each case within twelve months following a Change in Control (as defined in the Shah Employment Agreement), Mr. Shah will be entitled to receive the Accrued Obligations and, subject to Mr. Shah’s compliance with the terms of the Shah Employment Agreement, Mr. Shah will be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Mr. Shah’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Shah’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Shah under the 2022 Plan.

In connection with his entry into the Shah Employment Agreement, Mr. Shah entered into a customary Confidential Disclosure Invention Assignment Agreements with the Company.

Dr. Mathias

On April 7, 2021, we entered into an employment agreement with Sheila Mathias, (the “Mathias Employment Agreement”). The Mathias Employment Agreement provides for Dr. Mathias to serve as the Company’s Chief Scientific Officer reporting to the Company’s Chief Executive Officer and provided for an initial annual base salary of $250,000 which was increased to $312,000 on January 25, 2023 and is subject to annual increases at the discretion of the Board. Under the Mathias Employment Agreement, Dr. Mathias is eligible for an annual bonus with a target amount equal to 30% of her base salary, awarded by our Board in its sole discretion based on the achievement of the Company and Dr. Mathias of corporate and personal performance metrics established by the Board on an annual basis. To receive any bonus, Dr. Mathias must be employed by the Company at the time of payment. Dr. Mathias is also eligible to receive, in the discretion of the Board, equity awards under the 2022 Plan, or any other equity incentive plan that the Company adopted. Dr. Mathias is also eligible to receive other customary benefits described in the Mathias Employment Agreement. The Mathias Employment Agreement shall automatically terminate effective as of the date of Dr. Mathias’ death, or immediately upon written notice to Dr. Mathias in the event of Disability (as defined in the Mathias Employment Agreement), in which event the Company would have no further obligations under the Mathias Employment Agreement, except for any Accrued Obligations (as defined in the Mathias Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. We also may terminate the Mathias Employment Agreement for Cause (as defined in the Mathias Employment Agreement) immediately upon providing written notice of such termination to Dr. Mathias. If we terminate the Mathias Employment Agreement for Cause, we would have no further obligation under the Mathias Employment Agreement, except for any Accrued Obligations due. We could terminate the Mathias Employment Agreement without Cause immediately upon written notice of termination to Dr. Mathias. If we terminate the Mathias Employment Agreement without Cause, in addition to any Accrued Obligations due, Dr. Mathias is entitled to receive (i) severance payments in an amount equal to Dr. Mathias’ base salary for a period of six months after the effective date of the termination and (ii) reimbursement of medical insurance premiums until the earlier of (1) six months or (2) the date Dr. Mathias becomes eligible for medical benefits through another employer, subject to certain conditions.

Dr. Mathias may terminate her agreement for Good Reason (as defined in the Mathias Employment Agreement) upon providing written notice of such termination to us. If Dr. Mathias terminates her employment for Good Reason, Dr. Mathias would be entitled to receive the same payments and benefits on the same terms and conditions as would have been applicable upon termination by us without Cause.

If the Mathias Employment Agreement is terminated by Dr. Mathias for Good Reason or by us without Cause (other than on account of Dr. Mathias’ death or Disability), in each case within twelve months following a Change in Control (as defined in the Mathias Employment Agreement), Dr. Mathias shall be entitled to receive the Accrued Obligations and, subject to Dr. Mathias’ compliance with the terms of the Mathias Employment Agreement, shall be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Dr. Mathias’ base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Dr. Mathias’ cash bonus for the calendar year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Dr. Mathias under the equity incentive plan.

The Mathias Employment Agreement has a term of three years from the effective date and will be extended upon the expiration. In connection with her entry into the Mathias Employment Agreement, Dr. Mathias entered into a customary Confidential Disclosure Invention Assignment Agreements with the Company.

Former Executive Officers

Mr. Mack.

On September 18, 2018, we entered into an employment agreement with Mr. Mack, as amended (the “Mack Employment Agreement”). The term of the Mack Employment Agreement initiated upon the commencement of the agreement and terminates upon either death, disability, for cause, for good reason, or for other reasons by us or Mr. Mack. Under the Mack Employment Agreement, as amended, Mr. Mack was initially paid an annual base salary of $375,000 which was amended to $494,000 on January 25, 2023, and was entitled to an annual performance bonus targeted at an amount equal to 50% of his base salary based on the achievement of our corporate objectives and Mr. Mack’s individual performance metrics, in each case as established by the Board of Directors in consultation with Mr. Mack. Upon the recommendation of the Compensation Committee and in consultation with Mr. Mack, the Board of Directors could have awarded Mr. Mack an annual bonus in excess of the targeted amount. The Mack Employment Agreement could have been terminated by us immediately upon written notice to Mr. Mack, or by Mr. Mack upon 30 days’ notice provided to us. Concurrent with the execution of his employment agreement, we and Mr. Mack agreed to an executive confidentiality agreement (the “Executive Confidentiality Agreement”) that contains standard non-disclosure and non-competition provisions. In the event we terminated the Mack Employment Agreement other than for cause, or Mr. Mack terminated the employment agreement for good reason, we would have been required to pay him the then effective base salary for a period of twelve months following the effective date of the termination. However, in the event of such termination, payment of the effective base salary is subject to the execution of a release of claims and the compliance by Mr. Mack with such release and all terms and provisions of the employment agreement and Executive Confidentiality Agreement that survive the termination of Mr. Mack’s employment.

Effective August 15, 2023, we entered into an amendment to the Mack Employment Agreement, which provided that if the Mack Employment Agreement was terminated by Mr. Mack for Good Reason or by us without Cause (other than on account of Mr. Mack’s death or disability) within twelve months following a Change in Control (as defined in the Mack Employment Agreement), subject to the Company’s receipt of a release in each case, Mr. Mack would have been entitled to receive his Accrued Obligations (as defined in the Mack Employment Agreement) and, subject to Mr. Mack’s compliance with the terms of the Mack Employment Agreement, Mr. Mack would have been entitled to receive the following: (i) a lump sum payment equal to two times the sum of Mr. Mack’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Mack’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Mack under our 2022 Plan.

Effective November 17, 2023, Mr. Mack resigned as our Chief Executive Officer.

Mr. Chipman

On April 7, 2021, we entered into an employment agreement with Christopher Chipman, as amended (the “Chipman Employment Agreement”). The Chipman Employment Agreement provided for Mr. Chipman to continue to serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer and provided for an annual base salary of $250,000, which was increased to $312,000 on January 25, 2023. Under the Chipman Employment Agreement, Mr. Chipman was eligible for an annual bonus with a target amount equal to 30% of his base salary, which will be awarded by our Board of Directors (the “Board”) in its sole discretion based on the achievement of the Company and Mr. Chipman of corporate and personal performance metrics established by the Board on an annual basis. Mr. Chipman was also eligible to receive, in the discretion of the Board, equity awards under the 2022 Plan, or any other equity incentive plan that the Company may adopt in the future and other customary benefits described in the Chipman Employment Agreement.

We had the right to terminate the Chipman Employment Agreement upon written notice to Mr. Chipman in the event of Disability (as defined in the Chipman Employment Agreement), in which event we would have no further obligations under the Chipman Employment Agreement, except for any Accrued Obligations (as defined in the Chipman Employment Agreement) and any portion of an earned annual bonus which remains unpaid at the time of termination. We also had the right to terminate the Chipman Employment Agreement for Cause (as defined in the Chipman Employment Agreement) immediately upon providing written notice of such termination to Mr. Chipman and we would have no further obligation under the Chipman Employment Agreement, except for any Accrued Obligations due. We also had the right to terminate the Chipman Employment Agreement without Cause immediately upon written notice of termination to Mr. Chipman and we would be obligated to pay Mr. Chipman any Accrued Obligations due and (i) severance payments in an amount equal to Mr. Chipman’s base salary for a period of six months after the effective date of the termination and (ii) reimbursement of medical insurance premiums until the earlier of (1) six months or (2) the date Mr. Chipman becomes eligible for medical benefits through another employer, subject to certain conditions.

Mr. Chipman had the right to terminate his agreement for Good Reason (as defined in the Chipman Employment Agreement) upon providing written notice of such termination to us and he would be entitled to receive the same payments and benefits on the same terms and conditions as would be applicable upon termination by us without Cause.

If the Chipman Employment Agreement was terminated by Mr. Chipman for Good Reason or by us without Cause (other than on account of Mr. Chipman’s death or Disability), in each case within twelve months following a Change in Control (as defined in the Chipman Employment Agreement), Mr. Chipman would have been entitled to receive the Accrued Obligations and, subject to Mr. Chipman’s compliance with the terms of the Chipman Employment Agreement, Mr. Chipman would be entitled to receive the following: (i) a lump sum payment equal to two times the sum of Mr. Chipman’s base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a lump sum payment equal to two times the sum of Mr. Chipman’s cash bonus for the calendar year in which the termination date occurs (or if greater, the year in which the Change in Control occurs), and (iii) accelerated vesting of any award granted to Mr. Chipman under the 2022 Plan.

The Chipman Employment Agreement had a term of three years from the effective date. In connection with his entry into the Chipman Employment Agreement, Mr. Chipman entered into a customary Confidential Disclosure Invention Assignment Agreements with the Company.

On June 18, 2023, Mr. Chipman notified the Chairman of the Board of his decision to resign from his position as our Chief Financial Officer to pursue other opportunities. Mr. Chipman’s employment terminated on June 30, 2023. We entered into a separation agreement and release with Mr. Chipman (the “Separation Agreement”), effective as of June 30, 2023, providing for (i) the payment to Mr. Chipman of a total of $234,000, (the “Severance Amount”) in four equal monthly installments of $58,500; (ii) reimbursement of COBRA payments for four months; and (iii) the acceleration of the vesting of all shares subject to option awards, such options to be exercisable until the Severance Amount was fully paid. Any options that were not timely exercised were nullified. The Separation Agreement also contained mutual non-disparagement obligations and a mutual standard release of claims. As of December 31, 2023, all amounts due to Mr. Chipman have been paid and all of his stock options have been forfeited.

Severance subject to release of claims

Our obligation to provide an executive with severance payments and other benefits under each executive’s employment or consulting agreement, as applicable, is conditioned on the executive signing (and not subsequently revoking) an effective release of claims in favor of us.

Clawback Policy

The Board has adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation, which may include without limitation: (a) seeking reimbursement of all or part of any cash or equity-based award, (b) cancelling prior cash or equity-based awards, whether vested or unvested or paid or unpaid, (c) cancelling or offsetting against any planned future cash or equity-based awards, (d) forfeiture of deferred compensation, subject to compliance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder, and (e) any other method authorized by applicable law or contract. Subject to compliance with any applicable law, the Compensation Committee may affect recovery under this policy from any amount otherwise payable to the executive officer, including amounts payable to such individual under any otherwise applicable Company plan or program, including base salary, bonuses or commissions and compensation previously deferred by the executive officer.

Equity compensation

Outstanding equity awards at fiscal year-end table

The following table sets forth information concerning the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2023:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Gerald Bruce	1,516	—		98.90	3/11/2030
Chief Executive Officer	3,000	—		46.20	4/7/2031
	6,000	—		17.60	4/25/2032
	10,000	—		7.30	4/24/2033

Anthony Mack(4)	2,022	—		98.90	2/17/2024
Former Chief Executive Officer	4,045	—		98.90	2/17/2024
	3,333	—		46.20	2/17/2024
	2,022	—		23.40	2/17/2024

Sheila A. Mathias, PhD, JD	1,667	833	(1)	46.20	4/07/2031
Chief Scientific Officer	2,023	4,045	(1)	21.30	1/31/2032
	—	11,200	(1)	7.88	1/25/2033

Vinay Shah	—	10,000	(2)	9.90	6/20/2033
Chief Financial Officer

Christopher Chipman(3)	-	-		-	-
Former Chief Financial Officer

(1)	These options vest equally over 3 years starting one year after anniversary date.
(2)	These options vest 25% after 12 months from the hire date (June 20, 2023) and the remaining 75% will vest in equal monthly installments over the next 24 months.
(3)	All of Mr. Chipman’s option awards were forfeited in October of 2023.
(4)	All of Mr. Mack’s options awards were forfeited in February of 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	175,686	(1)	$34.60	116,511	(2)(3)
Equity compensation plans not approved by security holders	-		-	-
Total	175,686		$34.60	116,511

(1)	Includes 98,886 and 76,800 shares of common stock issuable upon exercise of outstanding options pursuant to the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2023.
(2)	In accordance with the “evergreen” provision in the 2022 Plan, an additional 23,428 shares were automatically made available for issuance on the first day of 2024, which represents 2% of the number of shares outstanding on December 31, 2023; these shares are excluded from this calculation.
(3)	Includes 0 and 116,511 shares of common stock available for issuance under the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2023.

Employee benefits plans

We currently provide broad-based health and welfare benefits that are available to all of our employees, including our Named Executive Officers, including medical, dental, vision, life and disability insurance.

Director Compensation

The following table sets forth information concerning the compensation paid to our non-employee directors, as well as employee directors who are not Named Executive Officers, during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(3)	Total ($)
Eric Floyd, PhD	$55,000	$23,850	$78,850
Jerrold Sendrow, CFP	$55,000	$18,550	$73,550
Thani Jambulingam, PhD	$55,000	$21,200	$76,200
Vanila M. Singh, MD	$55,000	$7,950	$62,950
Michael F. Dubin	$55,000	$10,600	$65,600
Barbara A. Ruskin, PhD, J.D.	$46,000	$17,750	$63,750
Jeffrey Gudin, MD (2)	$158,000	$34,000	$192,000

(1)	Amounts reflect the full grant date fair value of stock options granted during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 7 to our financial statements included in this Annual Report on Form 10-K.
(2)	The amount shown in fees earned or paid in cash of $158,000 and options granted of $34,000 was earned in his capacity as an employee and not as a director.
(3)	The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our non-employee directors, as well as employee directors who are not Named Executive Officers, who served as directors during the year ended December 31, 2023.

Name	Number of Shares Subject to Outstanding options as of December 31, 2023
Jeffrey Gudin, MD	20,617
Eric Floyd, PhD	11,066
Jerrold Sendrow, CFP	9,054
Thani Jambulingam, PhD	9,756
Vanila M. Singh, MD	5,549
Michael F. Dubin	5,231
Barbara Ruskin, PhD, J.D.	2,500

Non-Employee Director Compensation Policy

The 2022 Plan includes a director compensation policy which provides for:

●	on January 1 of each year, each non-employee director will be granted Stock Options under the 2022 Plan to purchase 1,500 shares of our common stock.

●	each new non-employee director will be granted Stock Options under the 2022 Plan to purchase up to 2,500 shares of our common stock, as determined by the Compensation Committee, at the time the individual first becomes a director.

●	on January 1, of each year, each then serving non-Chair member of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall automatically be granted Stock Options to purchase 500 shares of common stock under the 2022 Plan, and the Chair of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall each be granted Stock Options to purchase 1,000 shares of common stock under the 2022 Plan.

In addition, our non-employee directors receive a cash payment $60,000 per year.

On January 1, 2023, options were granted to the Non-Employee Directors pursuant to the 2022 Plan to purchase an aggregate of 15,500 shares of Common Stock, with all grants being made under the 2022 Plan. The options have an exercise price of $6.22 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

On January 29, 2024, options to purchase 4,500 shares of Common Stock were granted to Dr Floyd for service as Chair of the Board of Directors and each other the Non-Employee Directors was granted an option to purchase an aggregate of 2,500 shares of Common Stock, with all grants being made under the 2022 Plan. The options have an exercise price of $3.18 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date.

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

We have director and officer liability insurance to cover certain liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our Certificate of Incorporation and bylaws provide that we will indemnify our directors and officers who, by reason of the fact that he or she is or was one of our officers or directors of our Company, is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative related to their board role with us. However, there is no further director and officer insurance coverage available with respect to the Action or potential claims by Mr. Mack related thereto as set forth under Part I. Item 3. Legal Matters.

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

Incentive plans

2022 Incentive Plan

On June 14, 2022, the Company established the 2022 Plan, at which time all new grants of awards were made under the 2022 Plan and no new grants of awards have been made under the 2017 Plan. The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

2017 Incentive Plan

On May 20, 2017, our Board of Directors adopted the 2017 Plan, and on May 21, 2018, our Board of Directors approved the Amended and Restated 2017 Plan, which was further amended on April 25, 2020. The purpose of the 2017 Plan is to encourage the participants to contribute materially to our growth as a company, thereby benefitting our stockholders, and aligning the economic interests of the participants with those of the stockholders. As noted above, upon the approval of the 2022 Plan, all new grants of awards are made under the 2022 Plan and no new grants of awards will be made under the 2017 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 22, 2024:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 1,171,233 shares of common stock outstanding as of March 22, 2024. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 22, 2024 are counted as outstanding. Unless noted otherwise, the address of all listed stockholder is 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
Virpax Pharmaceuticals, LLC	273,043	(3)	23.3%

Named Executive Officers and Directors Other Than 5% or Greater Stockholders
Gerald Bruce	20,920	(1)	1.8%
Vinay Shah	—	(2)	—
Anthony P. Mack	25,255	(3)(4)	2.1%
Sheila Mathias, PhD, J.D., MBA	9,445	(5)	*
Jeffrey Gudin, MD	14,352	(6)	*
Eric Floyd, PhD	11,866	(7)	*
Jerrold Sendrow, CFP	9,954	(8)	*
Thani Jambulingam, PhD	9,856	(9)	*
Vanila Singh, MD, MACM	5,549	(10)	*
Michael F. Dubin	5,231	(11)	*
Barbara A. Ruskin, PhD, J.D.	2,500	(12)	*
Christopher Chipman	—	(13)	—
Directors and Officers as a Group (12 persons)	114,927		9.1%

*	Less than 1%.
(1)	Includes 404 shares of common stock and 20,516 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2024.
(2)	Does not include 10,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2024.
(3)	Anthony Mack, our Former Chief Executive Officer, and Jeffrey Gudin, our Executive Vice President and Chief Medical Officer, are the members of Virpax Pharmaceuticals, LLC. Due to Mr. Mack’s ownership of 88.8888% of the outstanding member units of Virpax Pharmaceuticals, LLC, he may be deemed to have sole voting and dispositive control over the shares of our common stock held by Virpax Pharmaceuticals, LLC. As a result, Mr. Mack may be deemed to beneficially own the shares of our common stock held by Virpax Pharmaceuticals, LLC. Mr. Mack resigned as our Chief Executive Officer and Chair of the Board, effective November 17, 2023.
(4)	Includes 25,255 shares of common stock held by Mr. Mack and his spouse.
(5)	Includes 9,445 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2024. Does not include 10,323 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2024.
(6)	Includes 758 shares of common stock, and 13,594 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2024. Does not include 7,023 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days of March 22, 2024.
(7)	Includes 800 shares of common stock, and 11,066 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2024.
(8)	Includes 900 shares of common stock and 9,054 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2024.
(9)	Includes 100 shares of common stock and includes 9,756 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 22, 2024.
(10)	Includes 5,549 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2024.
(11)	Includes 5,231 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2024.
(12)	Includes 2,500 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2024.
(13)	Mr. Chipman resigned as our Chief Financial Officer, effective June 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

There were no related party transactions during the years ended December 31, 2023 and 2022.

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022 and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties.

Director Independence

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Dr. Floyd, Mr. Sendrow, Dr. Jambulingam, Dr. Singh, Mr. Dubin and Dr. Ruskin do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees paid for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years.

Year ending December 31,	2023	2022
Audit fees(1)	$329,805	$231,420
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$329,805	$231,420

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements. Audit fees includes fees of approximately $29,000 for consents and comfort letters in 2022.

Auditor Independence

In our fiscal year ended December 31, 2023, there were no other professional services provided by EisnerAmper LLP, located in Philadelphia, Pennsylvania, Firm ID: 274, that would have required our audit committee to consider their compatibility with maintaining the independence of EisnerAmper LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to EisnerAmper LLP for our fiscal years ended December 31, 2023 and 2022 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and related notes, together with the report of EisnerAmper LLP appear at pages F-1 through F-21 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 31, 2021).
3.3	Amendment to By-Laws dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 7, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.2	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
4.4	Description of Securities.*
10.1	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.2	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.3	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.4	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.5	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.6	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020).
10.7	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #

10.8	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #
10.9	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020)#
10.10	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.11	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.12	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.13	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.14	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.15	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021). #
10.16	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.17	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.18	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
10.19	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 13, 2021). †
10.20	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 19, 2021). †
10.21	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.23	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).†
10.24	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-259421) filed with the SEC on September 9, 2021).
10.25	Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.26	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).

10.27	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.28	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.29	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.30	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.*# (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023).
10.31	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.*† (incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.32	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.*† (incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.33	Employment Agreement, dated June 20, 2023, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.34	Separation Agreement, dated June 18, 2023, by and between Virpax Pharmaceuticals, Inc. and Christopher Chipman incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.35	Amendment No. 2 to Employment Agreement, dated August 15, 2023, by and between Virpax Pharmaceuticals, Inc. and Anthony Mack (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on August 16, 2023).
10.36	Employment Agreement, dated December 6, 2023, by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on December 7, 2023).
10.37	Settlement Agreement and Mutual Release between Virpax Pharmaceuticals, Inc. and Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
10.38	Employment Agreement, dated April 7, 2021, by and between Virpax Pharmaceuticals, Inc. and Sheila Mathias*
10.39	Indemnification Agreement, dated March 25, 2024, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah*
19.1	Insider Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm for the financial statements of Virpax Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
97.1	Clawback Policy*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.
†	Denotes management compensation plan or contract.
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRPAX PHARMACEUTICALS, INC.
(Registrant)

Date: March 25, 2024	/s/ Gerald Bruce
Gerald Bruce
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2024	/s/ Vinay Shah
Vinay Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Bruce	Chief Executive Officer and Director	March 25, 2024
Gerald Bruce	(Principal Executive Officer)

/s/ Vinay Shah	Chief Financial Officer and Secretary	March 25, 2024
Vinay Shah	(Principal Financial and Accounting Officer)

/s/ Eric Floyd, PhD	Director and Chairman of the Board	March 25, 2024
Eric Floyd, PhD

/s/ Jeffrey Gudin, MD	Chief Medical Officer, Director	March 25, 2024
Jeffrey Gudin, MD

/s/ Jerrold Sendrow, CFP	Director	March 25, 2024
Jerrold Sendrow, CFP

/s/ Thani Jambulingam, PhD	Director	March 25, 2024
Thani Jambulingam, PhD

/s/ Vanila M. Singh, MD	Director	March 25, 2024
Vanila M. Singh, MD

/s/ Michael Dubin	Director	March 25, 2024
Michael Dubin

/s/ Barbara Ruskin	Director	March 25, 2024
Barbara Ruskin

VIRPAX PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virpax Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing losses and has obligations for significant cash payments in the next year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 25, 2024

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$9,141,512	$18,995,284
Prepaid expenses and other current assets	486,833	678,365
Total current assets	9,628,345	19,673,649
Total assets	$9,628,345	$19,673,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,694,024	$1,094,590
Litigation liability	6,000,000	2,000,000
Total current liabilities	7,694,024	3,094,590
Total liabilities	7,694,024	3,094,590

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of the years ended December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 1,171,233 shares issued and outstanding as of the years ended December 31, 2023 and 2022	12	12
Additional paid-in capital	61,478,444	60,933,674
Accumulated deficit	(59,544,135)	(44,354,627)
Total stockholders’ equity	1,934,321	16,579,059
Total liabilities and stockholders’ equity	$9,628,345	$19,673,649

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $1,250,000 during the year ended December 31, 2023 – See Note 5)	$10,572,181	$11,082,463
Research and development	5,117,608	10,762,670
Total operating expenses	15,689,789	21,845,133

Loss from operations	(15,689,789)	(21,845,133)

OTHER INCOME
Other income	500,281	194,413
Loss before income taxes	(15,189,508)	(21,650,720)
Income taxes	—	—
Net loss	$(15,189,508)	$(21,650,720)

Basic and diluted net loss per share	$(12.97)	$(18.49)
Basic and diluted weighted average common stock outstanding	1,171,233	1,171,020

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	1,171,293	$12	$60,188,640	$(22,703,907)	$37,484,745
Stock-based compensation	—	—	745,034	—	745,034
Restricted stock awards forfeited	(60)	—	—	—	—
Net loss	—	—	—	(21,650,720)	(21,650,720)
Balance at December 31, 2022	1,171,233	12	60,933,674	(44,354,627)	16,579,059
Stock-based compensation	—	—	544,770	—	544,770
Net loss	—	—	—	(15,189,508)	(15,189,508)
Balance at December 31, 2023	1,171,233	$12	$61,478,444	$(59,544,135)	$1,934,321

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,189,508)	$(21,650,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	544,770	745,034
Change in operating assets and liabilities:
Prepaid expenses and other current assets	191,532	2,052,079
Accounts payable and accrued expenses	599,434	(993,101)
Litigation liability	4,000,000	2,000,000
Net cash used in operating activities	(9,853,772)	(17,846,708)

Net change in cash	(9,853,772)	(17,846,708)
Cash, beginning of year	18,995,284	36,841,992
Cash, end of year	$9,141,512	$18,995,284

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 26, 2023, the Company formed Novvae Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, in the state of Delaware, for the purpose of developing over the counter products. No activities have occurred during the year ended December 31, 2023.

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

The Company incurred a net loss of $15,189,508 and $21,650,720 for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $59,544,135 as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

As noted in Note 5. Commitments and Contingencies, the Company has paid $3.5 million to the Plaintiffs on the Effective Date pursuant to the terms of the Settlement Agreement and is obligated to pay an additional $2.5 million to the Plaintiffs on July 1, 2024. The Company will need to raise additional capital to fund operations, make the $2.5 million payment, and, in addition, fund other required payments, if any, to its former Chief Executive Officer. Due to the Company’s continuing losses and cash position, there exists substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

	Year Ended December 31,
	2023	2022
Equivalent common shares
Stock options	175,686	117,228
Warrants	1,843	1,843
Unvested restricted stock awards	—	23

Cash — At times, The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $8,900,000 and $18,700,000 as of December 31, 2023 and December 31, 2022, respectively.

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

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company’s policy permits the valuation of stock-based awards granted to non-employees to be measured at fair value at the grant date and records forfeitures as they occur.

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2023, the Company had no uncertain income tax positions.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance	$136,241	$156,754
Prepaid research and development	283,370	496,270
Other prepaid expenses and current assets	67,222	25,341
	$486,833	$678,365

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2023	December 31, 2022
Accrued payroll	$493,780	$654,765
Estimated separation expense	711,000	—
Research and development expenses	143,071	254,904
Legal expenses	97,089	147,277
Professional fees	230,627	—
Other	18,457	37,644
	$1,694,024	$1,094,590

Note 5. Commitments and Contingencies

Litigation

From time to time the Company is subject to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On March 12, 2021, the Company and its former Chief Executive Officer, Anthony P. Mack (together, the “Defendants”), were named as defendants in a complaint (the “Complaint”) filed by Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) in the Court of Chancery of the State of Delaware captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc., Case No. 2021-0210-PAF (the “Action”). In the Complaint, Plaintiffs alleged (i) Mr. Mack breached a Restrictive Covenants Agreement, dated as of November 8, 2016, between himself and Sorrento (the “Restrictive Covenants Agreement”), (ii) the Company tortiously interfered with the Restrictive Covenants Agreement, and (iii) the Company tortiously interfered with Scilex’s relationship with Mr. Mack. On May 7, 2021, Plaintiffs filed an Amended Complaint asserting the same three causes of action. On September 28, 2021, Plaintiffs filed a Second Amended Complaint asserting the same three causes of action as the prior complaints, as well as claims in which Plaintiffs alleged (i) Mr. Mack breached an Employment, Proprietary Information and Inventions Agreement, dated as of October 25, 2016, between himself and Sorrento (the “Employment Agreement”), (ii) the Company tortiously interfered with the Employment Agreement, (iii) Mr. Mack breached his fiduciary duties to Scilex, and (iv) the Company aided and abetted Mr. Mack’s alleged breach of fiduciary duties to Scilex. On April 1, 2022, Plaintiffs filed a Third Amended Complaint. The Third Amended Complaint asserts the same causes of action as the Second Amended Complaint, as well as claims for (i) misappropriation of trade secrets by Defendants under Delaware law, and (ii) misappropriation of trade secrets by Defendants under California law. On April 18, 2022, Defendants filed answers to the Third Amended Complaint. Trial was held before Vice Chancellor Paul Fiorvanti from September 12 through September 14, 2022.

In March 2023, the Company collected $1,250,000 in reimbursement of legal costs pursuant to the Company’s directors’ and officers’ insurance policy, and recorded it as a reduction of general and administrative expense on the consolidated statements of operations. No further reimbursements are permitted from the insurance policy with respect to the litigation.

On September 1, 2023, the Chancery Court issued a memorandum opinion addressing liability in the Action and found in favor of Plaintiffs on all but three counts, which the Court found were waived. The Chancery Court found it proper to attribute Mr. Mack’s knowledge and actions to the Company, which Mr. Mack used to effectuate the tortious interference and breach of fiduciary duty. The Chancery Court found that Mr. Mack breached the Restrictive Covenants Agreement he entered into with Sorrento by developing EpoladermTM; the Company is liable for tortious interference with contract; Plaintiffs were deemed to have waived their claims for breach of Mr. Mack’s Employment Agreement and for tortious interference with prospective economic advantage; Mr. Mack breached his fiduciary duty of loyalty to Scilex; the Company aided and abetted Mr. Mack’s breach of fiduciary duty; and Mr. Mack misappropriated certain Scilex trade secrets. The Court, however, stated that the question of an appropriate remedy must await further briefing.

On October 18, 2023, in accordance with the Chancery Court’s supplemental briefing schedule, Plaintiffs filed their supplemental brief requesting the following relief: an injunction, in the first instance, enjoining Mr. Mack from having any relationship with Virpax for a period of 18 months and 27 days; enjoining Virpax from further developing or marketing Epoladerm for a period of 18 months and 27 days; alternatively, if these two injunction requests were not granted, Plaintiffs requested a judgement of joint and several liability against Mr. Mack and Virpax of $14,684,833. In addition to these requests for injunctive relief (or in, the alternative, damages), Plaintiffs sought a constructive trust over the revenues of Epoladerm, ProbudurTM and EnveltaTM, or, in the alternative to a constructive trust, a royalty of 5 per cent of net sales of Epoladerm, 8-11 percent of net sales of Probudur and 7.5 percent of net sales of Envelta. In addition to the requests for injunctive relief, imposition of a constructive trust and/or royalties, Plaintiffs also requested additional damages, jointly and severally, against Mr. Mack and Virpax as follows: $1.3 million for misuse of Scilex resources, $6.7 million for misappropriation of trade secrets, $13.4 million for exemplary damage (trade secrets damage x2) and attorney’s fees in an unspecified amount. Finally, Plaintiffs sought injunctive relief, enjoining Mr. Mack and Virpax from further accessing Scilex’s trade secrets; requiring Mr. Mack and Virpax to return Scilex’s trade secrets to Plaintiffs; and enjoining Mr. Mack and Virpax from marketing or selling any products derived from or incorporating Scilex’s trade secrets.

On November 29, 2023, in accordance with the Chancery Court’s supplemental briefing schedule, Defendants filed their supplement brief on damages rebutting Plaintiffs’ damages analysis. Throughout the brief, Defendants argued Plaintiffs failed to meet their burden to prove damages, and as such, should be precluded from any damages award. However, given the Court’s instruction, Defendants proffered a reasonable damages analysis as follows. As for the injunctive relief requested against Mr. Mack, the Company took no position, as the request was directed to Mr. Mack personally. Concerning Plaintiffs’ request for an injunction against further development of Epoladerm for a period of 18 months and 27 days, Defendants opposed this request, arguing lack of irreparable harm, given Plaintiffs’ request for money damages. Defendants also argued a constructive trust is inappropriate, given Plaintiffs failed to articulate the parameters of such relief and, additionally, the lack of sales for the drug candidates preclude such relief. In terms of the money damages related to the three drug candidates, Defendants proffered a reasonable royalty rate of 1-3% of the net profits of the drug candidates, as opposed to lump sum damages, as such rate would alleviate the speculative nature of the damages requested by Plaintiffs. As for the misappropriation of trade secrets request of $6.7 million, given the Court found only 5 of the proffered 1,182 documents were trade secrets, Defendants contend Plaintiffs should receive no monetary damages (given the reasonable royalty would encompass use of these documents and, alternatively, Defendants would return such documents). However, if the Court were to award damages, such damages should be pro rata for the documents, or roughly $28,382. And, finally, Defendants opposed the request for attorneys’ fees and exemplary damages.

On December 21, 2023, Plaintiffs filed their reply brief on damages, generally reasserting their prior arguments on damages and rebutting Defendants’ arguments. Plaintiffs also asserted they supported their damages claims with sufficient evidence.

On February 29, 2024, Plaintiffs and the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to fully resolve all issues related to settlement of the litigation with Plaintiffs, subject to the entry by the United States Bankruptcy Court for the Southern District of Texas, which is handling the Sorrento bankruptcy filing (the “Bankruptcy Court”), of an order approving the Settlement Agreement (the “Settlement Order”). On March 1, 2024, the Plaintiffs filed a motion to approve the Settlement Agreement and grant the related relief with the Bankruptcy Court. On March 14, 2024, the Bankruptcy Court entered an order approving the Settlement Agreement and on March 20th the Plaintiffs filed a Stipulation of Dismissal with the Chancery Court dismissing the Action.

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was be paid two business days after the Effective Date, March 18, 2024, and the remaining $2.5 million is to be paid on or before July 1, 2024. The Effective Date is defined as the date the Settlement Order is entered into if there are no objections to Sorrento’s motion for approval of the Settlement Agreement; or the date the Settlement Order becomes non-appealable if there are objections to Sorrento’s motion for approval of the Settlement Agreement. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

The Plaintiffs can still pursue claims against Mr. Mack. The Company’s Amended and Restated Bylaws dated November 18, 2020 (“Bylaws”) require the Company to “indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director or officer of the Corporation, or, while a director or officer of the Corporation….”  Such indemnification, however, is limited to circumstances where the covered person “acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation….”  Mr. Mack may attempt to claim he is entitled to indemnification, should the Court find him liable for damages in the Action.  Given the findings in the Memorandum Opinion issued in the Action, the Company believes it has a strong position that Mr. Mack would not be entitled to indemnification.  There is a risk, however, that a Court could find he is entitled to such indemnification and any such award may be material.  Additionally, per Section 7.6 of the Bylaws, the Company has been advancing Mr. Mack’s attorneys’ fees and costs for the Action.  It is likely Mr. Mack will contend he is still entitled to advancement of any fees and/or costs for the Action going forward and may seek judicial intervention. However, as per the Bylaws, Mr. Mack is only entitled to advancement of expenses for indemnifiable actions.   As noted above, given the Memorandum Opinion in the Action, the Company believes that it has a strong position that Mr. Mack is not entitled to indemnification, and therefore, not entitled to advancement of expenses. However, there is a risk that a Court could find that Mr. Mack is entitled to such advancement and such amounts may be material.  Further, Mr. Mack may attempt to seek damages from the Company based on the Court’s final judgment on damages under the theory of joint and several liability and seek contribution from the Company for any monetary judgment and such amounts may be material.

The Court is aware that Plaintiffs have settled with the Company and that the Settlement Agreement fully releases the Company from any claims or damages, the Plaintiff has against the Company, related to the Action. Given the Settlement Agreement does not release Mr. Mack from liability related to the Action, the Court has requested supplemental briefing as to whether the Court can dismiss the Company from the lawsuit, as well as any claims Mr. Mack has against the Company arising from the Action. While the Company believes that any damages assessed may be awarded against Mr. Mack alone, Plaintiffs cannot seek additional damages from Virpax. However, there is a risk that Mr. Mack will still seek contribution from the Company for any damages claim arising from the Action. And, there is a risk that the Court will rule in Mr. Mack’s favor and such amounts may be material.

As of December 31, 2022, the Company had accrued $2.0 million with respect to the litigation. Based on the facts of the litigation and the Settlement Agreement, the Company has recognized an accrual totaling $6.0 million with respect to the litigation as of December 31, 2023. The Company recognized $4.0 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively, included in general and administrative expenses on the consolidated statements of operations.

Anthony Mack Resignation

On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company is negotiating a separation agreement with Mr. Mack and has recorded estimated separation compensation expense related to the separation agreement of $711,000 and included in general and administrative expenses for the year ended December 31, 2023 and in accounts payable and accrued expenses as of December 31, 2023 . While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine , the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity in 2023 and potentially beyond.

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of preferred stock. The total number of shares which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share.

Common Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share. As of December 31, 2023 and 2022 there were 1,171,233 common shares issued or outstanding.

On February 29, 2024, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation for purposes of effecting a 1-for-10 reverse stock split (the “Reverse Split”) of the Company’s outstanding shares of common stock such that, effective upon March 1, 2024, the day after the filing thereof, every 10 issued and outstanding shares of the Company’s common stock were subdivided and reclassified into one validly issued, fully paid and non-assessable share of the Company’s common stock.

All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the Reverse Split, including reclassifying $105 equal to the reduction in par value to additional paid-in capital.

The Reverse Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Split.

Warrants

There were warrants exercisable for 1,843 shares of the Company’s common stock outstanding as of December 31, 2023 and 2022. There were no warrants granted, exercised, or forfeited during the years ended December 31, 2023 and 2022. Warrants exercisable for 505 shares have an exercise price of $98.89 with expiration date of September 22, 2030. Warrants exercisable for 1,338 shares have an exercise price of $125.00 with an expiration date of February 16, 2026.

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

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and no new grants of awards will be made under the 2017 Plan and all new grants of awards will be made under the 2022 Plan. The 2022 Plan and 2017 Plan are administered by the Compensation Committee of the Board (the “Compensation Committee”); provided that the entire Board may act in lieu of the Compensation Committee on any matter. The 2022 Plan enables the Company to continue to provide equity and equity-based awards to eligible employees, officers, non-employee directors and other individual service providers by reserving 150,000 shares of the Company’s common stock for issuance under the 2022 Plan, as adjusted per the Reverse Split, subject to a 2% annual increase (similar to the 2017 Plan) pursuant to an “evergreen” provision in the 2022 Plan (discussed further below). The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

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

The 2022 Plan reserves an aggregate of (i) 150,000 shares of the Company’s common stock for the issuance of awards under the 2022 Plan (all of which may be granted as an Incentive Stock Option, or ISOs) plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Board. The 2022 Plan increased by 23,428 shares on January 1, 2023.

In applying the aggregate share limitation under the 2022 Plan, shares of common stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan. There are 116,511 shares available for future grant under the 2022 Plan at December 31, 2023.

Total stock based compensation, inclusive of restricted shares and stock options, consists of the following:

	For the Year Ended December 31,
	2023	2022
General and administrative expense	$335,363	$598,655
Research and development expense	209,407	146,379
	$544,770	$745,034

The fair value of option awards is estimated using the Black-Scholes option-pricing model. Exercise price of each award is generally not less than the per share fair value in effect as of that award date. The determination of fair value using the Black-Scholes model is affected by the Company’s share fair value as well as assumptions regarding a number of complex and subjective variables, including expected price volatility, risk-free interest rate and projected employee share option exercise behaviors. Options granted or modified under the 2017 and 2022 Plans during the years ended December 31, 2023 and 2022 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

2017 Plan

Restricted stock

As of December 31, 2023 and 2022, there were 0 and 23 of unvested restricted stock awards issued totaling $0 and $2,342, respectively, based on a fair value of the Company’s common stock on the respective date of grant. There were no restricted stock awards granted during the years ended December 31, 2023 and 2022. There were 0 and 60 of restricted stock awards forfeited during the years ended December 31, 2023 and 2022, respectively. The Company recognized $2,342 and $37,520 of stock based compensation for vested restricted shares during the years ended December 31, 2023 and 2022, respectively.

As of January 1, 2023, there were a total of 117,210 options outstanding with a weighted average exercise price of $53.81. During the year ended December 31, 2023, there were a total of 18,324 options forfeited with a weighted average exercise price of $44.56. As of December 31, 2023, there were a total of 98,886 options outstanding with a weighted average exercise price of $55.52 and weighted average remaining contractual life of 7.1 years, of which 82,880 options are exercisable with a weighted average exercise price of $61.25 and weighted average remaining contractual life of 7.0 years. As of December 31, 2023, $121,000 of total time-based unrecognized compensation costs related to unvested stock options within the 2017 Plan. These costs are expected to be recognized over a weighted average period of 0.9 years.

2022 Plan

The following is a summary of stock option activity under the activity under the 2022 Plan for the year ended December 31, 2023:

2022 Plan:	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	—	—	—	—
Forfeited	(24,050)	8.29	—	—
Exercised	—	—	—	—
Granted	100,850	7.80	—	—
Options outstanding at December 31, 2023	76,800	$7.67	9.3	—
Options exercisable at December 31, 2023	10,000	$7.30	9.5	—

Under the 2022 Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2022 Plan will generally expire ten years from the date of grant and vest over a one-year to three-year period.

In accordance with Mr. Chipman’s Separation Agreement with the Company, he received accelerated vesting of 23,812 of his outstanding stock options (“Accelerated Options”) as of his separation date of June 30, 2023. Additionally, these Accelerated Options could be exercised until severance was fully paid, which was on October 15, 2023. Accelerated Options were not exercised as of that date and were cancelled. The accelerated vesting and increase in the time to exercise option awards after termination was treated as a stock option modification under ASC 718, Compensation - Stock Compensation. The total incremental expense resulting from the modification was de minimis for the year ended December 31, 2023.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $6.34 and $19.80, respectively.

As of December 31, 2023, there was $231,000 of total time-based unrecognized compensation costs related to unvested stock options under the 2022 Plan. These costs are expected to be recognized over a weighted average period of 2 years.

Note 8. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, there was no income tax expense.

Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net-operating loss carryforwards	$8,854,000	$8,206,000
Capitalized R&D costs	3,562,000	2,868,000
Stock-based compensation	829,000	922,000
Accrued expenses	1,989,000	743,000
R&D credit	654,000	546,000
Other	5,000	6,000
Total deferred tax assets	15,893,000	13,291,000
Valuation allowance	(15,893,000)	(13,291,000)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct R&D expenditures but instead must amortize specified R&D expenditures ratably over five years (or 15 years for foreign expenditures). Gross capitalized R&D Costs for the years ended December 31, 2023 and 2022 amounted to approximately $5,118,000 and $10,559,000, respectively.

The change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of approximately $2,602,000 and $6,623,000, respectively.

The Company’s reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax expense at federal statutory rate
State income taxes	5.0%	7.9%
Change in state income tax rate	(9.2)%	0.0%
Change in valuation allowance	(17.1)%	(31.0)%
Other	0.3%	2.1%
Effective tax rate	0.0%	0.0%

The Company had approximately $35,164,000 of gross net operating loss (“NOL”) carryforwards and apportioned state NOL’s of approximately $37,095,000 as of December 31, 2023. The Company has an R&D tax credit carryforward of approximately $654,000 as of December 31, 2023.

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

From the total of the Company’s federal NOL of $35,164,000, $326,000 expires in 2037, and the remaining NOL has an indefinite carryover period but its usage is limited to 80% of taxable income in any subsequent year. The Company’s state NOL’s of $37,095,000 expire from 2037 through 2043. Additionally, the Company has $654,000 of R&D credits which have a 20-year carryforward period, which will expire from 2038 to 2043.

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

LipoCureRx, Ltd.

On March 19, 2018, the Company entered into a license and sublicense agreement (the “Lipocure Agreement”) with LipocureRx, Ltd., a company organized and existing under the laws of Israel (“Lipocure”), for the sole and exclusive global license and sub-license rights to discover, develop, make, sell, market, and otherwise commercialize bupivacaine liposome, in injectable gel or suspension (“Licensed Compound”) or any pharmaceutical composition or preparation (in any and all dosage forms) in final form, including any combination product, containing a Licensed Compound (“Licensed Product”), including Probudur. Under the Lipocure Agreement, the Company was required to pay an upfront fee upon signing of $150,000 and is required to make future milestone and royalty payments to Lipocure. The Company is obligated to make aggregate milestone payments of up to $19.8 million upon the achievement of specified development and commercial milestones. Lipocure met the development milestone of $300,000 in the third quarter of 2023 for successfully completing a formulation for the Licensed Product. The Company paid $150,000 in the third quarter of 2023 and paid the balance in the fourth quarter of 2023. Royalty payments must be paid in an amount equal to a single digit to low double-digit percentage of annual net sales of royalty qualifying products, subject to certain adjustments. Royalties shall be payable during the period of time, on a country-by-country basis, commencing on the first commercial sale and ending upon the expiration of the last-to-expire patent claim on the licensed product, which is set to expire on July 24, 2030. Each party has the right to terminate the agreement in its entirety upon written notice to the other party if such other party is in material breach of the agreement and has not cured such breach within ninety (90) days after notice from the terminating party indicating the nature of such breach.

The Company incurred $300,000 and $0 in research and development expenses, respectively, for the years ended December 31, 2023 and 2022. associated with this Lipocure agreement.

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

Research Agreements

Yissum

On June 30, 2021, the Company entered into an Agreement for Rendering of Research Services with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd (“Yissum”) (the “June 2021 Yissum Research Agreement”). Under the June 2021 Yissum Research Agreement, the Company provided funding for research and development studies performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and to increase stability for manufacturing purposes. In consideration for the research services, the Company agreed to pay research service fees of $337,500 in six equal quarterly installments.

On January 31, 2023, the Company entered into an Agreement for Rendering of Research Services with Yissum (the “January 2023 Yissum Research Agreement”) on substantially similar terms and conditions as detailed above under the June 2021 Yissum Research Agreement. Under the January 2023 Yissum Research Agreement, the Company agreed to provide funding for research and development studies to be performed by researchers at Hebrew University related to the optimization of the Liposomal Bupivacaine formulation (Probudur) and to increase stability for manufacturing purposes. In consideration for the research services, the Company agreed to pay research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter).

The Company incurred $326,000 and $225,000 in research and development expenses respectively for the years ended December 31, 2023 and 2022 associated with these Yissum agreements.

Lipocure

On June 29, 2021, the Company entered into an Agreement for Rendering of Research Services (the “June 2021 Lipocure Research Agreement”) with Lipocure RX, Ltd. (“Lipocure”). Under the June 2021 Lipocure Research Agreement, the Company agreed to provide funding for research and development related to the optimization of the Liposomal Bupivacaine formulation and eventual manufacture of pre-clinical batches including batches for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, the Company agreed to pay research service fees of $200,000 upon execution, $400,000 in July 2021, $270,000 in both September 2021 and January 2022, and three additional payments of $270,000 during 2022. The Company also agreed to pay $250,000 to Lipocure upon successful completion of a Chemistry, Manufacturing and Controls “CMC” filing with the U.S. Food and Drug Administration (the (“FDA”).

On February 1, 2023, the Company entered into an Agreement for Rendering of Research Services with Lipocure on similar terms and conditions and for similar services - optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical batches including batches for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, the Company agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter), as well as reasonable pass-through expenses.

The Company incurred $1,453,000 and $1,220,000 in research and development expenses, respectively, for the years ended December 31, 2023 and 2022 associated with these Lipocure agreements.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, Envelta, an intranasal peptide, to control severe pain, including post cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic to control severe pain, including post cancer pain, and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form. As of March 25, 2024, we have not received any Go/No Go notifications from NCATS.

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

U.S Army Institute of Surgical Research

On April 28, 2022, the Company entered into a CRADA with the U.S. Army Institute of Surgical Research (USAISR) to evaluate Probudur as a potential novel analgesic for battlefield injury-induced pain solution. The research project will evaluate the analgesic effectiveness and physiologic effects of Probudur. The initial term of this agreement was to expire on September 30, 2023 unless it was revised by mutual written agreement. The CRADA was modified and signed on October 10, 2023, and extended the terms of the agreement until September 2024. No funding is being provided by either party to the other party under the agreement. Each party is responsible for funding its own work performed and other activities undertaken for the research project under this agreement. The parties may elect to terminate this agreement, or portions thereof, at any time by mutual consent. Either party may unilaterally terminate this entire agreement at any time by giving the other party written notice, not less than thirty (30) days prior to the desired termination date.

Note 10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 25, 2024. In addition to those disclosed in Note 5 and Note 6, the following are subsequent events:

On January 1, 2024, we entered into an Agreement for Rendering of Research Services with Yissum (the “January 2024 Yissum Research Agreement”) for additional work on formulation, method development, animal studies and patent related work. In consideration for the research services, we will pay research service fees of $343,467 in four equal quarterly installments. We may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination.