Form 10-Q
period 2024-06-30
Virpax Pharmaceuticals, Inc.
filed 2024-08-12
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 4,887,581 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of August 8, 2024.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JUNE 30, 2024

i

PART I

ITEM 1: FINANCIAL STATEMENTS

VIRPAX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Virpax Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the three- and six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the balance sheet of the Company as of December 31, 2023, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Going Concern

Note 1 of the Company's audited consolidated financial statements as of December 31, 2023, and for the year then ended, discloses that the Company incurred continuing losses and had obligations for significant cash payments in the next year. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements and indicates that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial information as of June 30, 2024, and for the three and six-months then ended, the Company is still incurring continuing losses and has obligations for significant cash payments in the next year. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

August 12, 2024

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023

ASSETS
Current assets
Cash	$1,870,729	$9,141,512
Prepaid expenses and other current assets	719,880	486,833
Total current assets	2,590,609	9,628,345
Total assets	$2,590,609	$9,628,345

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,885,107	$1,694,024
Litigation liability	2,500,000	6,000,000
Total current liabilities	5,385,107	7,694,024
Total liabilities	5,385,107	7,694,024

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 2,837,898 shares issued and outstanding as of June 30, 2024; and 1,171,233 shares issued and outstanding as of December 31, 2023	28	12
Additional paid-in capital	63,420,289	61,478,444
Accumulated deficit	(66,214,815)	(59,544,135)
Total stockholders’ (deficit) equity	(2,794,498)	1,934,321
Total liabilities and stockholders’ (deficit) equity	$2,590,609	$9,628,345

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $0 and $1,250,000 during the three and six months ended June 30, 2023 - See Note 5)	$1,502,288	$1,948,700	$3,191,470	$2,364,151
Research and development	1,956,094	1,290,787	3,569,369	2,526,401
Total operating expenses	3,458,382	3,239,487	6,760,839	4,890,552
Loss from operations	(3,458,382)	(3,239,487)	(6,760,839)	(4,890,552)

OTHER INCOME (EXPENSE)
Interest expense	(11,002)	—	(11,002)	—
Other income	19,128	126,720	101,161	257,251
Total other income	8,126	126,720	90,159	257,251
Net loss	$(3,450,256)	$(3,112,767)	$(6,670,680)	$(4,633,301)

Basic and diluted net loss per share	$(1.75)	$(2.66)	$(4.24)	$(3.96)
Basic and diluted weighted average common stock outstanding	1,977,093	1,171,233	1,574,163	1,171,233

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at January 1, 2023	1,171,233	$12	$60,933,674	$(44,354,627)	$16,579,059
Stock-based compensation	—	—	140,583	—	140,583
Net loss	—	—	—	(1,520,534)	(1,520,534)
Balance at March 31, 2023	1,171,233	12	61,074,257	(45,875,161)	15,199,108
Stock-based compensation	—	—	218,257	—	218,257
Net loss	—	—	—	(3,112,767)	(3,112,767)
Balance at June 30, 2023	1,171,233	$12	$61,292,514	$(48,987,928)	$12,304,598

Balance at January 1, 2024	1,171,233	$12	$61,478,444	$(59,544,135)	$1,934,321
Stock-based compensation	—	—	72,719	—	72,719
Net loss	—	—	—	(3,220,424)	(3,220,424)
Balance at March 31, 2024	1,171,233	12	61,551,163	(62,764,559)	(1,213,384)
Common stock issued pursuant to public offering, net	937,034	9	1,796,616	—	1,796,625
Issuance of common stock upon exercise of pre-funded warrants	729,631	7	—	—	7
Stock-based compensation	—	—	72,510	—	72,510
Net loss	—	—	—	(3,450,256)	(3,450,256)
Balance at June 30, 2024	2,837,898	$28	$63,420,289	$(66,214,815)	$(2,794,498)

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,670,680)	$(4,633,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	145,229	358,840
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(233,047)	(469,003)
Accounts payable and accrued expenses	885,559	552,180
Litigation liability	(3,500,000)	—
Net cash used in operating activities	(9,372,939)	(4,191,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering	2,249,993	—
Payments for issuance costs	(453,368)	—
Issuance of common stock upon exercise of pre-funded warrants	7	—
Proceeds from insurance financing agreement	502,798	—
Payments to insurance financing agreement	(197,274)	—
Net cash provided by financing activities	2,102,156	—

Net change in cash	(7,270,783)	(4,191,284)
Cash, beginning of period	9,141,512	18,995,284
Cash, end of period	$1,870,729	$14,804,000

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

On July 26, 2023, the Company formed Novvae Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, in the state of Delaware, for the purpose of developing over the counter products. No activities with respect to Novvae Pharmaceuticals, Inc. have occurred since formation through the three and six months ended June 30, 2024.

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

The Company incurred a net loss of $6.7 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $66.2 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

As noted in Note 5. Commitments and Contingencies, the Company has paid $6 million to Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) pursuant to the terms of the settlement agreement that the Company entered into with the Plaintiffs on February 29, 2024 (the “Settlement Agreement”). The Company will need to raise additional capital to fund operations and, in addition, fund other required payments, if any, to its former Chief Executive Officer. Due to the Company’s continuing losses and cash position, there exists substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at June 30, 2024, and its results of operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2023 and 2022 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equivalent common shares
Stock options	226,221	218,078	226,221	218,078
Warrants	3,335,177	1,843	3,335,177	1,843

Cash — The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $1.6 million and $8.9 million, as of June 30, 2024 and December 31, 2023, respectively.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The expected life of options was estimated using the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment.

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2024, the Company had no uncertain income tax positions.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$483,624	$136,241
Prepaid research and development	128,117	283,370
Other prepaid expenses and current assets	108,139	67,222
	$719,880	$486,833

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll	$473,942	$493,780
Estimated separation expense	711,000	711,000
Insurance financing agreement	305,524	—
Research and development expenses	1,026,898	143,071
Legal expenses	151,185	97,089
Professional fees	141,159	230,627
Other	75,399	18,457
	$2,885,107	$1,694,024

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid two business days after the date that the Settlement Order was entered by the Bankruptcy Court (the “Effective Date”), which payment was made on March 18, 2024 and the remaining $2.5 million was paid on July 8, 2024. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of December 31, 2023, the Company had accrued $6.0 million with respect to the litigation. After the initial payment of $3.5 million to the Plaintiffs, as of June 30, 2024, the Company had an accrual of $2.5 million with respect to the litigation, which was paid as of July 8, 2024.

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have in the past and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. In addition, the licensor of Probudur that is conducting the development work for Probudur is located in Israel and could be impacted by the current Middle East crisis which could disrupt the development of Probudur. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity the remainder of 2024 and potentially beyond.

Anthony Mack Resignation

On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company was negotiating a separation agreement with Mr. Mack and has recorded estimated separation compensation related to the separation agreement of $711,000 which is included in accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023. While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that the Company may be required to pay for indemnification claims or contribution that he may seek against the Company and such claims may be significant.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s current Certificate of Incorporation authorizes the issuance of preferred stock. The total number of shares of preferred stock which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share. As of June 30, 2024 and December 31, 2023 there were no preferred shares issued or outstanding.

Common Stock

The Company’s current Certificate of Incorporation authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share (the “Common Stock”). As of June 30, 2024 and December 31, 2023, there were 2,837,898 and 1,171,233 shares of Common Stock issued or outstanding, respectively.

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

On May 17, 2024 (the “Closing Date”), the Company consummated a public offering (the “Offering”) of an aggregate of (i) 937,034 shares (the “Shares”) of Common Stock, pre-funded warrants to purchase up to 729,633 shares of Common Stock (“Pre-Funded Warrants”), Series A-1 Common Stock purchase warrants (“Series A-1 Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-1 Warrant Shares”), and Series A-2 Common Stock purchase warrants (“Series A-2 Common Warrants” and together with the Series A-1 Common Warrants, the “Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-2 Warrant Shares” and together with the Series A-1 Warrant Shares, the “Common Warrant Shares”). Each Share and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.35. Each Pre-Funded Warrant and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.34999.

The aggregate net proceeds from the Offering was approximately $1.8 million, after deducting placement agent fees and other offering expenses, which amounted to approximately $453,000.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase common stock for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding, at January 1,	1,843	$117.84	3.4
Grants of warrants:
Common	3,333,334	$1.35
Pre-funded	729,633	$0.00001
Exercised (1)	(729,633)	$0.00001
Forfeited	—	—
Outstanding and Exercisable, at June 30,	3,335,177	$1.41	3.1

(1)	A portion of the pre-funded warrants were exercised on a cashless basis, resulting in 2 shares being forfeited.

In May 2024, the Company granted common warrants in connection with the Offering, those warrants had a relative fair value of approximately $1.1 million which was recorded to additional paid-in capital at the time of issuance.

For the six months ended June 30, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term (years)	3.25
Risk-free interest rate	4.79%
Expected volatility	138.49%
Expected dividend yield	—%

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 14, 2022, the Company established the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and no new grants of awards will be made under the 2017 Plan and all new grants of awards will be made under the 2022 Plan. The 2022 Plan and 2017 Plan are administered by the Compensation Committee of the Board (the “Compensation Committee”); provided that the entire Board may act in lieu of the Compensation Committee on any matter. The 2022 Plan enables the Company to continue to provide equity and equity-based awards to eligible employees, officers, non-employee directors and other individual service providers by initially reserving 150,000 shares of the Company’s Common Stock for issuance under the 2022 Plan which was increased by 267,779 shares of Common Stock to 500,000 shares of Common Stock as of annual meeting of shareholders held on July 29, 2024, subject to initially a 2% annual increase which was increased to 5% as of the annual meeting of shareholders held on July 29, 2024 (similar to the 2017 Plan) pursuant to an “evergreen” provision in the 2022 Plan (discussed further below). The Company believes that offering ownership interests in the Company is a key factor in retaining and recruiting employees, officers, non-employee directors and other individual service providers, and aligning and increasing their interests in the Company’s success.

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

The 2022 Plan, as amended on July 29, 2024 reserves an aggregate of (i) 500,000 shares of the Company’s common stock for the issuance of awards under the 2022 Plan (all of which may be granted as an Incentive Stock Option, or ISOs) plus (ii) an additional number of shares of common stock subject to outstanding awards under the 2017 Plan that become forfeited or canceled without payment or which are surrendered in payment of the exercise price and/or withholding taxes (collectively, the “Share Limit”). Pursuant to the 2022 Plan’s “evergreen” provision, the Share Limit shall be cumulatively increased on January 1, 2023, and on each January 1 thereafter, by 5% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Board. The 2022 Plan increased by 23,425 shares on January 1, 2024.

In applying the aggregate share limitation under the 2022 Plan, shares of Common Stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan. There are 89,401 shares available for future grant under the 2022 Plan at June 30, 2024.

Under the 2022 Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2022 Plan will generally expire ten years from the date of grant and vest over a one-year to three-year period.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expense	$39,240	$169,794	$90,821	$265,736
Research and development expense	33,270	48,463	54,408	93,104
	$72,510	$218,257	$145,229	$358,840

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

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within its industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards. Options granted under the 2022 Plan during the six months ended June 30, 2024 and 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2024	2023
Expected term (years)	5.87	5.46
Risk-free interest rate	3.99%	3.67%
Expected volatility	124.83%	113.12%
Expected dividend yield	—%	—%

The following is a summary of stock option activity under the Company’s stock option Plans for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	175,686	34.60	—	—
Forfeited	(15,465)	77.67	—	—
Exercised	—	—	—	—
Granted	66,000	3.18
Options outstanding at June 30, 2024	226,221	22.49	8.2	—
Options exercisable at June 30, 2024	126,972	35.54	7.4	—

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $2.83 and $7.00, respectively.

As of June 30, 2024, there was $363,200 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIRPAX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Nanomerics License Agreement (NobrXiol™, formerly VRP324)

On September 17, 2021, we entered into a collaboration and license agreement with Nanomerics (the “Nanomerics License Agreement - NobrXiol”) for the exclusive worldwide license to develop and commercialize an investigational formulation delivered via the nasal route to enhance pharmaceutical-grade cannabidiol (“CBD”) transport to the brain to potentially treat seizures associated with, Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. Under the Nanomerics License Agreement – NobrXiol, we are required to make royalty payments within a range of 5% to 15% of annual net sales of royalty qualifying products. Our obligation to pay royalties, on a country-by-country basis, shall commence on the date of first commercial sale of licensed products (as defined in the Nanomerics License Agreement – NobrXiol) and shall expire with respect to each separate licensed product, on the latest to occur of (a) the fifteen (15th) anniversary of the first commercial sale of the first licensed product; (b) the expiration date of the last to expire of any valid claim; and, (c) the date upon which a generic product has been on the market for a period of no fewer than ninety (90) days. We paid an upfront milestone payment upon signing of $200,000 and are required to make future milestone and royalty payments of up to $41 million upon the achievement of specified development and commercial milestones, and sublicense fees for any sublicense relationships we enter into subsequent to the Nanomerics License Agreement – NobrXiol (any patent that issues from the currently filed PCT patent application would expire on September 9, 2043). We have the right to terminate the Nanomerics License Agreement – NobrXiol upon one hundred and eighty (180) days’ prior written notice to Nanomerics. Upon termination, we shall assign to Nanomerics all its rights, title and interest in all of its results. Nanomerics has the right to terminate the agreement upon thirty (30) days’ prior written notice if we conclude in writing to Nanomerics that the study aim has not been achieved or we notify Nanomerics that we have decided against proceeding with a Phase 3 Clinical trial.

On April 21, 2022, the Company notified Nanomerics that the study aim of demonstrating the ability of Nanomerics platform technology delivering CBD to the brain via nasal administration in an animal model was met. Pursuant to the Nanomerics License Agreement - NobrXiol, the Company paid and incurred a milestone payment of $500,000 upon meeting this study aim in April 2022.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Research Agreements

Yissum

On January 31, 2023, the Company entered into an Agreement for Rendering of Research Services with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd (“Yissum”) for optimization of the Liposomal Bupivacaine formulation (Probudur) and to increase stability for manufacturing purposes. In consideration for the research services, the Company agreed to pay research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter).

On January 1, 2024, the Company entered into an Agreement for Rendering of Research Services with Yissum for additional work on formulation, method development, animal studies and patent related work. In consideration for the research services, the Company will pay research service fees of $343,467 in four equal quarterly installments. The Company may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination.

The Company incurred $85,867 and $81,500 in research and development expenses, respectively, for the three months ended June 30, 2024 and 2023 associated with these Yissum agreements. The Company incurred $171,734 and $163,000 in research and development expenses respectively for the six months ended June 30, 2024 and 2023 associated with these Yissum agreements.

Lipocure

On February 1, 2023, the Company entered into an Agreement for Rendering of Research Services with Lipocure for optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical batches including batches for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, the Company agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter), as well as reasonable pass-through expenses.

On March 27, 2024, the Company entered into an Agreement for Rendering of Research Services (the “January 2024 Lipocure Research Agreement”) with Lipocure for optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical and GMP batches including method development, stability testing, animal studies and toxicology work. In consideration for the research services, the Company will pay research service fees of $1,845,260 in twelve equal installments, as well as pass-through expenses for manufacturing site and GMP lab modification and preparation for GMP manufacturing. The Company may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice and any non-cancellable contract cost.

The Company incurred $704,182 and $321,500 in research and development expenses, respectively, for the three months ended June 30, 2024 and 2023 associated with these Lipocure agreements. The Company incurred $1,415,497 and $643,000 in research and development expenses, respectively, for the six months ended June 30, 2024 and 2023 associated with these Lipocure agreements.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, Envelta, an intranasal peptide, to control severe pain, including post cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent, an extension is currently being negotiated. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic to control severe pain, including post cancer pain, and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form. As of August 8, 2024 the Company has not received any Go/No Go notifications from NCATS.

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

Note 9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 12, 2024.

 Securities Purchase Agreement

On July 5, 2024, the Company entered into a Securities Purchase Agreement, dated July 5, 2024 (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, on July 5, 2024, the Company issued to the Investor a senior secured promissory note in the principal amount of $2.5 million (the “Secured Note”) for $2.5 million (the “Subscription Amount”). This transaction is referred to as the “Financing.” The Company used the proceeds from the Financing to finance the satisfaction of its liabilities with respect to the litigation captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc., as noted in Note 5.

VIRPAX PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Secured Note bore interest at the rate of 18% per annum with the principal and accrued interest due in full on December 31, 2025. In order to secure the Company’s obligations under the Secured Note, the Company entered into a Security Agreement, dated July 5, 2024 (the “Security Agreement”), granting the Investor a security interest in substantially all of the Company’s personal property and assets, including its intellectual property. The Secured Note contained customary events of default. If an event of default occurs, the Investor may accelerate the indebtedness under the Secured Note, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Secured Note, if any. The Secured Note was repaid in full on July 25, 2024.

The Purchase Agreement provides that it was a condition of the closing of the Financing that not less than five of the current members of the Company’s Board of Directors resign and that four nominees designated by the Investor be appointed to the Board of Directors. As a result, effective as of the closing of the Financing, (i) each of Barbara Ruskin, Jerrold Sendrow, Jeffrey Gudin, Thani Jambulingam and Michael F. Dubin resigned as directors of the Company, and (ii) the Company’s Board of Directors appointed Judy Su as a Class I Director, Jatinder Dhaliwal and Katharyn Field as Class II directors, and Gary Herman as a Class III director of the Company.

The Purchase Agreement also provides that the Company and Investor will negotiate in good faith in order to agree upon and consummate an equity or debt financing (a “Subsequent Financing”) of not less than $5.0 million as soon as practicable after the closing date of the Financing and that (i) the Investor shall have the exclusive right to negotiate the terms of and consummate any Subsequent Financing until September 30, 2024 on terms no less favorable than a third party would offer; and (ii) in any event, the Investor shall have a right of refusal with respect to any Subsequent Financing that may be consummated by any third-party on or before September 30, 2024. In the event that a Subsequent Financing of at least $5.0 million is not provided by Investor (and/or its Affiliate(s) and/or third-party other designee(s)) on or before September 30, 2024, then the Investor nominated Board members shall resign from the Company’s Board of Directors effective immediately.

Exercise of Common Warrants

From July 11, 2024 to July 18, 2024, the Company issued an aggregate of 2,049,683 shares of its common stock to investors who exercised 513,850 Series A-1 common warrants and 1,535,833 Series A-2 common warrants previously issued by the Company. In connection with such exercises, the Company received gross proceeds of approximately $2.8 million.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the requirement to fund the ultimate resolution of any potential litigation with our former Chief Executive Officer (See Risk Factors and Legal Proceedings);

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our ability to raise additional capital;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our, or that of our third-party manufacturers, ability to manufacture current good manufacturing practice (“cGMP”) quantities of our product candidates as required for preclinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the US Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (“CROs”) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to maintain our Nasdaq listing; and

●	our ability to adequately support organizational and business growth.

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

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion postoperative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for postoperative pain relief. As a result of our pre-IND meeting, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) NDA for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. The development of the Probudur formulation was successfully completed in the third quarter of 2023. On July 29, 2024, a U.S. provisional application was filed under the application number 63/676,540 for “Liposomal Analgesic Formulation, Method of Preparation and uses thereof”. IND enabling studies are in process. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies. We anticipate commencing clinical trials in the first quarter of 2025; however, we may need to adjust this timeline if Lipocure, a company based in Israel, becomes unable to continue development work due to the war in the Middle East.

Yissum Research Agreements

On January 31, 2023, we entered into an Agreement for Rendering of Research Services with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd (“Yissum”) for optimization of the Liposomal Bupivacaine formulation and to increase stability for manufacturing purposes. In consideration for the research services, we agreed to pay aggregate research service fees of $326,000 in four equal quarterly installments ($81,500 per calendar quarter).

On January 1, 2024, we entered into an Agreement for Rendering of Research Services with Yissum for additional work on formulation, method development, animal studies and patent related work. In consideration for the research services, we will pay research service fees of $343,467 in four equal quarterly installments. We may terminate the agreement at any time and will only be responsible to pay Yissum for work performed through the date of termination.

We incurred $85,867 and $81,500 in research and development expenses, respectively, for the three months ended June 30, 2024 and 2023 associated with these Yissum agreements. We incurred $171,734 and $163,000 research and development expenses respectively for the six months ended June 30, 2024 and 2023 associated with these Yissum agreements.

Lipocure Research Agreements

On February 1, 2023, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd (“Lipocure”) for optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical batches including batches for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, we agreed to pay research service fees of $1,286,000 in four equal quarterly installments ($321,500 per calendar quarter), as well as reasonable pass-through expenses.

On March 27, 2024, we entered into an Agreement for Rendering of Research Services (the “January 2024 Lipocure Research Agreement”) with Lipocure for optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical and GMP batches including method development, stability testing, animal studies and toxicology work. In consideration for the research services, we will pay research service fees of $1,845,260 in twelve equal installments, as well as pass-through expenses for manufacturing site and GMP lab modification and preparation for GMP manufacturing. We may terminate the agreement at any time upon 30 days written notice and shall be only responsible to pay Lipocure for work performed through the date of such notice and any non-cancellable contract cost.

We incurred $704,182 and $321,500 in research and development expenses associated with these agreements for the three months ended June 30, 2024 and 2023, respectively. We incurred $1,415,497 and $643,000 in research and development expenses associated with these agreements for the six months ended June 30, 2024 and 2023, respectively.

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

In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings. The preclinical studies under the CRADA are expected to continue over the next nine months. We anticipate commencing clinicals trial in first half of 2025.

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

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis due to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm exploring alternatives to mitigate the formation of the potential degradant. This additional formulation work and permeation testing may enable the patent coverage of this asset to be extended until at least 2044 and provide an Over the Counter (“OTC”) pathway. MedPharm has completed the formulation work and permeation testing in the first half of 2024.We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

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

We submitted and received a written pre-investigational new drug (“pre-IND”) meeting response from the FDA for AnQlar. In its pre-IND response, the FDA provided guidance on our pathway to pursue prophylactic treatment against SARS-CoV-2 and influenza for daily use as an Over the Counter (“OTC”) product. We believe the results of the pre-IND response support further research on AnQlar as a once daily intranasal prophylactic treatment of viral infections. The FDA has indicated that, upon successful completion of all necessary preclinical and clinical trials, we may pursue an NDA drug approval with the Office of Non-Prescription Drugs.

We engaged a previous Deputy Director of the Division of Antivirals (DAV), Center for Drug Evaluation and Research (CDER), Food and Drug Administration (FDA) to assist with the design of the optimal clinical trial to facilitate an efficient regulatory and development timeline for AnQlar. We also entered into a commercial manufacturing and supply agreement with Seqens, an integrated global leader in pharmaceutical solutions with 24 manufacturing sites worldwide and seven research and development facilities throughout the U.S. and Europe. The agreement with Seqens provides for both the supply material for our clinical studies as well as the long-term commercial supply of AnQlar.

We conducted an initial review of the results from a preclinical virology study conducted by one of our CROs where we were evaluating the viral barrier properties of AnQlar™ versus two variants of the SARS CoV-2 virus. This review conducted by our external consultants indicates that the test article (AnQlar) supports the proposed mechanism of action for a prophylactic viral barrier product candidate.

We are seeking to license out or partner this asset as we continue to focus our efforts on our prescription drug pipeline.

We continue to seek opportunities to exploit our product portfolio through licensing and other strategic transactions to further develop our drug product candidates. This includes seeking potential partners in further developing our drug product candidates.

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

As settlement consideration, we agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid two business days after the date that the Settlement Order was entered by the Bankruptcy Court (the “Effective Date”), which payment was made on March 18, 2024, and the remaining $2.5 million was paid as of July 8, 2024. Additionally, we agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

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

Financings

May 2024 Public Offering

On May 17, 2024 (the “Closing Date”), we consummated a public offering (the “Public Offering”) of an aggregate of (i) 937,034 shares (the “Shares”) of Common Stock, pre-funded warrants to purchase up to 729,633 shares of Common Stock (“May 2024 Pre-Funded Warrants”), Series A-1 Common Stock purchase warrants (“Series A-1 Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-1 Warrant Shares”), and Series A-2 Common Stock purchase warrants (“Series A-2 Common Warrants” and together with the Series A-1 Common Warrants, the “Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-2 Warrant Shares” and together with the Series A-1 Warrant Shares, the “Common Warrant Shares”). Each Share and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.35. Each Pre-Funded Warrant and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase one Common Warrant Share was sold at a combined public offering price of $1.34999.

The aggregate gross proceeds from the Public Offering was approximately $2.25 million, before deducting placement agent fees and other offering expenses.

Each May 2024 Pre-Funded Warrant were immediately exercisable for one (1) share of Common Stock (the “May 2024 Pre-Funded Warrant Shares”) at an exercise price of $0.00001 per share and will remain exercisable until the May 2024 Pre-Funded Warrants are exercised in full. Each Series A-1 Common Warrant has an exercise price of $1.35 per share, is immediately exercisable for one (1) share of Common Stock, and expires five (5) years from its issuance date. Each Series A-2 Common Warrant has an exercise price of $1.35 per share, is immediately exercisable for one (1) share of Common Stock, and expires eighteen (18) months from its initial issuance date. All May 2024 Pre-Funded Warrants were exercised in full and as of July 25, 2024 an aggregate of 2,049,683 Common Warrants have been exercised resulting in 1,152,817 Series A-1 Common Warrants and 130,834 Series A-2 Common Warrants remaining outstanding.

The exercise price of the Common Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events.

The Common Warrants may be exercised on a cashless basis if at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder.

A holder of the Common Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise.

The Shares, the Common Warrants, the Common Warrant Shares, the May 2024 Pre-Funded Warrants and the May 2024 Pre-Funded Warrant Shares were offered and sold by us pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-278796), filed by us with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) that became effective on May 14, 2024.

July 2024 Private Placement

On July 5, 2024, we entered into a Securities Purchase Agreement, dated July 5, 2024 (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, on July 5, 2024, we issued to the Investor a senior secured promissory note in the principal amount of $2.5 million (the “Secured Note”) for $2.5 million (the “Subscription Amount”). This transaction is referred to as the “Financing.” We used the proceeds from the Financing to finance the satisfaction of our liabilities with respect to the litigation captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc. (Case No. 2021-0210-PAF).

The Secured Note bore interest at the rate of 18% per annum with the principal and accrued interest due in full on December 31, 2025. In order to secure our obligations under the Secured Note, we entered into a Security Agreement, dated July 5, 2024 (the “Security Agreement”), granting the Investor a security interest in substantially all of the Company’s personal property and assets, including its intellectual property. The Secured Note contained customary events of default. If an event of default occurs, the Investor may accelerate the indebtedness under the Secured Note, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Secured Note, if any. The Secured Note was repaid in full on July 25, 2024.

The Purchase Agreement provides that it was a condition of the closing of the Financing that not less than five of the current members of our Board of Directors resign and that four nominees designated by the Investor be appointed to the Board of Directors. As a result, effective as of the closing of the Financing, (i) each of Barbara Ruskin, Jerrold Sendrow, Jeffrey Gudin, Thani Jambulingam and Michael F. Dubin resigned as directors of the Company, and (ii) the Company’s Board of Directors appointed Judy Su as a Class I Director, Jatinder Dhaliwal and Katharyn Field as Class II directors, and Gary Herman as a Class III directors.

The Purchase Agreement also provides that we and the Investor will negotiate in good faith in order to agree upon and consummate an equity or debt financing (a “Subsequent Financing”) of not less than $5.0 million as soon as practicable after the closing date of the Financing and that (i) the Investor shall have the exclusive right to negotiate the terms of and consummate any Subsequent Financing until September 30, 2024 on terms no less favorable than a third party would offer; and (ii) in any event, the Investor shall have a right of refusal with respect to any Subsequent Financing that may be consummated by any third-party on or before September 30, 2024. In the event that a Subsequent Financing of at least $5.0 million is not provided by Investor (and/or its Affiliate(s) and/or third-party other designee(s)) on or before September 30, 2024, then the Investor nominated Board members shall resign from our Board of Directors effective immediately.

Exercise of Common Warrants

From July 11, 2024 to July 18, 2024, we issued an aggregate of 2,049,683 shares of our common stock to investors who exercised 513,850 Series A-1 common warrants and 1,535,833 Series A-2 common warrants previously issued by us. In connection with such exercises, we received gross proceeds of approximately $2.8 million.

Annual Meeting of Stockholders

On July 29, 2024, we held our 2024 Annual Meeting of Stockholders at which our stockholders voted to (i) elect Eric Floyd and Gary Herman as Class III directors (ii) approve the appointment of Eisner Amper, LLP as our independent registered public accounting firm for the year ended December 31, 2024; (iii) approve an amendment to our 2022 Equity Incentive Plan to increase the number of shares of common stock available for grant under the Plan by 267,799 shares to 500,000 shares and to increase the “evergreen provision” percentage by which the number of reserved shares of Common Stock available for issuance increases each year from 2% of the outstanding shares of Common Stock at December 31 to 5% of the outstanding shares of Common Stock at December 31.

Nasdaq Compliance

On July 29, 2024, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1). As previously reported, on April 2, 2024, we received a notice of noncompliance (the “Notice”) from the Staff stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $1,934,321 as of December 31, 2023, as reported in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, was below the minimum requirement of $2,500,000.

On July 22, 2024, we received a notice from the Staff that the Staff has determined that for 10 consecutive business days, from July 8, 2024 to July 19, 2024, the closing bid price of the Common Stock has been at $1.00 per share or greater. Accordingly, the Staff has determined that we had regained compliance with Listing Rule 5550(a)(2) and has indicated that the matter is now closed. On June 28, 2024, we received written notice from the Staff notifying that for the preceding 30 consecutive business days (May 15, 2024 through June 27, 2024), our Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2).

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

Operating expenses:

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
General and administrative	$1,502,288	$1,948,700	$(446,412)	(23)%
Research and development	1,956,094	1,290,787	665,307	52%
Total operating expenses	$3,458,382	$3,239,487	$218,895	7%

General and administrative expenses decreased by $0.4 million, or 23%, to $1.5 million for the three months ended June 30, 2024, from $1.9 million for the three months ended June 30, 2023. The primary reason for the decrease in general and administrative costs was due to severance expense recorded for the three months ended June 30, 2023 related to our former CFO, which was not incurred in the same period in 2024, along with reduced stock option and Directors and Officers insurance expense.

Research and development expenses increased by $0.7 million, or 52%, to $2.0 million for the three months ended June 30, 2024, from $1.3 million for the three months ended June 30, 2023. The increase was primarily attributable to $1.1 million related to Probudur preclinical activities, which is our lead asset. This was partially offset by a decrease in AnQlar and Epoladerm preclinical activities, including credit for cancellation of a prior AnQlar contract.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Program expenses:
Envelta	$71,922	$95,906
Probudur	1,880,952	580,567
Epoladerm	13,635	380,736
AnQlar	(108,938)	118,738
NobrXiol	65,253	66,378
Total program expenses	1,922,824	1,242,325
Unallocated expenses:
Stock based compensation	33,270	48,462
Total other research and development expense	33,270	48,462
Total research and development expenses	$1,956,094	$1,290,787

Other income (expense):

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Other income (expense):
Interest expense	$(11,002)	$—	$(11,002)	(100)%
Other income	19,128	126,720	(107,592)	(85)%
Total other income:	$8,126	$126,720	$(118,594)	(94)%

Other income (expense) decreased by $0.1 million primarily due to interest income declining due to lower cash balances.

Six Months Ended June 30, 2024 and 2023

Operating expenses:

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
General and administrative	$3,191,470	$2,364,151	$827,319	35%
Research and development	3,569,369	2,526,401	1,042,968	41%
Total operating expenses	$6,760,839	$4,890,552	$1,870,287	38%

General and administrative expenses increased by $0.8 million, or 35%, to $3.2 million for the six months ended June 30, 2024, from $2.4 million for the six months ended June 30, 2023. The primary reason for the increase in general and administrative costs was a reimbursement of legal defense costs of $1.25 million during the three months ended March 31, 2023 pursuant to our Directors and Officers’ insurance policy, which offset general and administrative expenses. That reduction in 2023 general and administrative expenses was partially offset by severance expense recorded for the six months ended June 30, 2023 related to our former CFO, which was not incurred in the same period in 2024 and reduction for the six months ended June 30, 2024 in stock option and Directors and Officers insurance expense as compared to the same period in 2023.

Research and development expenses increased by $1.0 million, or 41%, to $3.6 million for the six months ended June 30, 2024, from $2.5 million for the six months ended June 30, 2023. The increase was primarily attributable to $2.0 million related to Probudur preclinical activities, which is our lead asset. This was partially offset by a decrease in AnQlar, Epoloderm and NobrXiol preclinical activities, including credits for cancellation of prior AnQlar contracts and reduced stock compensation expense.

The following table presents R&D expenses tracked on a program-by-program basis for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Program expenses:
Envelta	$142,172	$165,435
Probudur	3,229,091	1,097,281
Epoladerm	123,607	532,790
AnQlar	(55,695)	439,676
NobrXiol	75,786	198,115
Total program expenses	3,514,961	2,433,297
Unallocated expenses:
Stock based compensation	54,408	93,104
Total other research and development expense	54,408	93,104
Total research and development expenses	$3,569,369	$2,526,401

Other income (expense):

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Other income (expense):
Interest expense	$(11,002)	$—	$(11,002)	(100)%
Other income	101,161	257,251	(156,090)	(61)%
Total other income:	$90,159	$257,251	$(167,092)	(65)%

Other income (expense) decreased by $0.2 million primarily due to interest income declining due to lower cash balances.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023

Capital Resources

			Change
	June 30, 2024	December 31, 2023	Dollars	Percentage
Current assets	$2,590,609	$9,628,345	(7,037,736)	(73)%
Current liabilities	$5,385,107	$7,694,024	(2,308,917)	(30)%
Working (deficit) capital	$(2,794,498)	$1,934,321	(4,728,819)	(244)%

As of June 30, 2024, our principal source of liquidity was our cash, which totaled approximately $1.9 million. As of August 6, 2024, our cash position totaled approximately $0.9 million and will not be sufficient to sustain operations through the third quarter of 2024. On March 18, 2024, we paid $3.5 million to the Plaintiffs pursuant to the terms of the Settlement Agreement and we paid an additional $2.5 million to the Plaintiffs as of July 8, 2024. In July 2024, we issued an aggregate of 2,049,683 shares of our common stock to investors who exercised warrants previously issued by us. In connection with such exercise, we received gross proceeds of approximately $2.8 million. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. We need to raise additional capital to fund operations. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us, which does not include accrual for any potential indemnification or contribution claims that he may seek from us that are related to the Action, which may be significant.

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

Cash Flows

Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows from operating activities:

	For the Six Months Ended June 30,
	2024	2023
Statement of cash flow data:
Net cash used in operating activities	$(9,372,939)	$(4,191,284)
Net cash provided by financing activities	2,102,156	-
Net change in cash	$(7,270,783)	$(4,191,284)

Operating Activities

For the six months ended June 30, 2024, cash used in operations was $9.4 million compared to $4.2 million for the six months ended June 30, 2023. The increase in cash used in operations was primarily the result of the payment of $3.5 million related to the legal settlement in March of 2024 and the increase in our net loss as we collected $1.25 million in reimbursement of legal costs pursuant to our directors’ and officers’ insurance in March of 2023. No further reimbursements are permitted from the insurance policy with respect to the litigation which has been settled.

Financing Activities

For the six months ended June 30, 2024, cash provided by financing activities was $2.1 million, this was mainly due to a public offering where we sold securities for net proceeds of $1.8 million and an insurance financing agreement we entered into during the first quarter of 2024 for net cash proceeds of $0.3 million.

Future Capital Requirements

It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. We currently estimate that we will require at least a total of approximately $7.5 million for the completion of planned development for commencing a clinical trial for Probudur and other expenditures that we will need to incur in order to develop our other product candidates, our ongoing operations, and potential cash separation payments to our former Chief Executive Officer. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Notwithstanding the difficulty in predicting and/or estimating our spending, we need to raise substantial capital in order to sustain operations as well as continuing to develop our products.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the final release from the litigation as well as the ultimate resolution of any potential litigation with our former Chief Executive Officer (See “Legal and Other Contingencies” and “Liquidity and Capital Resources” above);

●	initiation, progress, timing, costs and results of clinical trials for our product candidates;

●	the clinical development plans we establish for each product candidate;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

We incurred a net loss of $6.7 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $66.2 million as of June 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

At June 30, 2024, we had cash of approximately $1.9 million. As of August 6, 2024, our cash position totaled approximately $0.9 million and will not be sufficient to sustain operations through the third quarter of 2024. On March 18, 2024, we paid the Plaintiff $3.5 million pursuant to the terms of the Settlement Agreement, and we paid an additional $2.5 million as of July 8, 2024. In July, 2024, we issued an aggregate of 2,049,683 shares of our common stock to investors who exercised warrants previously issued by us. In connection with such exercise, we received gross proceeds of approximately $2.8 million. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us, which may be significant. We need to raise additional capital to fund operations. Due to our continuing losses and our cash position, there exists substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Our future operations are dependent on the success of our efforts to raise substantial additional capital. We currently do not have sufficient capital to fund the commercialization of any of our product candidates. Additional financing will be needed by us to fund our operations, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to raise capital to date has been impacted by the uncertainty of both our likelihood of being able to complete clinical development of any of our products or to commercially develop our products, as well as the amount of damages we may be required to pay and it is likely that we will be unable to raise capital, if at all, until all uncertainties are resolved. Further, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking, and financial markets in the United States.

Substantial additional financings will be needed by us to fund our operations or pursuant to any indemnification or contribution that may be required for any damages claim sought by Mr. Mack, and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6.0 million, of which $3.5 million was paid on March 18, 2024, two business days after the Effective Date, and the remaining $2.5 million which was paid in July 2024. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $6.7 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $66.2 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Probudur, Envelta, AnQlar, Epoladerm and NobrXiol through preclinical development, complete clinical trials, seek regulatory approval and commercialize Probudur, Envelta, AnQlar, Epoladerm and NobrXiol (collectively, “Product Candidates”), if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our costs and expenses will also increase substantially if and as we:

●	make related indemnification and/or contribution payments, which payment, if any, may be material, or estimated separation payments we agree to make to our former Chief Executive Officer, which may be material (See Part II-Item1 Legal Proceedings);

●	are required by the FDA, to complete Phase 2 trials to support an NDA for our Product Candidates;

●	are required by the FDA to complete Phase 3 trials to support NDAs for our Product Candidates;

●	establish a sales, marketing and distribution infrastructure to commercialize our drugs, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

●	acquire or in-license or invent other product candidates or technologies.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our drugs.

As of June 30, 2024, our cash position totaled approximately $1.9 million and as of August 6, 2024, our cash position totaled approximately $0.9 million. Our current cash position and our historical burn rate of approximately $1 million per month is not sufficient to enable us to fund our operations through the third quarter of 2024. There can be no assurance that we will be able to raise capital when needed. Our failure to raise such additional capital could result in us being forced to liquidate assets or initiate bankruptcy proceedings.

We will need to spend substantial amounts to advance the clinical development of and launch and commercialize our product candidates.

For example, we estimate that we will require at least a total of approximately $7.5 million for the completion of planned development for commencing a clinical trial for Probudur and other expenditures that we will need to incur in order to develop our other product candidates, our ongoing operations, and potential cash separation payments to our former Chief Executive Officer. Our estimate of our clinical trial timing may change and we may need substantially more funds to complete our planned clinical trial for Probudur. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. In addition, our strategy for AnQlar and Epoladerm is to license out or partner these assets as we continue to focus our efforts on our prescription drug pipeline. If we are unsuccessful in our partnering activities and/or financing activities, we may be unable to develop AnQlar and Epoladerm.

At June 30, 2024, we had cash of approximately $1.9 million. On March 18, 2024, we paid $3.5 million to the Plaintiffs and we have paid the Plaintiffs an additional $2.5 million as of July 8, 2024. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. In addition, litigation related indemnification and/or contribution payments, if any, and which may be significant, and any cash estimated separation payments that we make to our former Chief Executive Officer, which may be material, will further reduce our cash position. See Note 5 to the Notes to Financial Statements included in this Quarterly Report for additional information regarding these payments. We have incurred losses since inception, including a loss of $6.7 million for the six months ended June 30, 2024 and $15.2 million for the year ended December 31, 2023. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

On April 2, 2024, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2023 (the “Annual Report”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Rule”). In the Annual Report, we reported stockholders’ equity of $1,934,321, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Quarterly Report, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules. In our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, we reported stockholders’ deficit of $2.8 million.

On July 29, 2024, we received notice from the Staff that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1).

In the event we fail to evidence compliance with the Minimum Stockholders’ Equity Rule within the allotted time period, we will have the right to a hearing before Nasdaq’s Hearing Panel (the “Panel”). The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

In addition, on June 28, 2024, we received written notice from the Listing Qualifications Department of the Nasdaq notifying us that for the preceding 30 consecutive business days (May 15, 2024 through June 27, 2024), the Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Rule”) per share as required by Nasdaq Listing Rule 5550(a)(2).

On July 22, 2024, we received a notice from the Staff that the Staff has determined that for 10 consecutive business days, from July 8, 2024 to July 19, 2024, the closing bid price of our common stock has been at $1.00 per share or greater. Accordingly, the Staff has determined that we have regained compliance with Listing Rule 5550(a)(2) and has indicated that the matter is now closed. Although, we have regained compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2), there can be no assurance that we will continue to maintain compliance with the Nasdaq continued listing requirements.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three and six months ended June 30, 2024 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 31, 2021)

3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 31, 2021)

3.3	Amendment to By-Laws dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 7, 2023)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)

4.1	Form of Series A-1 Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

4.2	Form of Series A-2 Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

10.1	Separation Agreement between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated May 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 2, 2024)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

10.3	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase in Authorized Shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)

10.4	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase Evergreen Provision Percentage (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2024.

VIRPAX PHARMACEUTICALS, INC.

Date: August 12, 2024	By:	/s/ Gerald Bruce
Gerald Bruce
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vinay Shah
Vinay Shah
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)