Form 10-K/A
period 2022-12-31
Virpax Pharmaceuticals, Inc.
filed 2024-10-10
CIK 1708331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of October 10, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 11,714,284.

EXPLANATORY NOTE

Virpax Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) to include the Report of Independent Registered Public Accounting Firm from Bush & Associates CPA LLC (“Bush & Associates CPA”) for the consolidated financial statements for the fiscal year ended December 31, 2022. No other material changes have been made to the Form 10-K. The consent of Bush & Associates CPA, dated as of the date of this Amendment, is included as an exhibit.

This Amendment does not reflect events occurring after the original filing of the Form 10-K, nor does it update or revise the disclosures contained in the Form 10-K, except as specifically noted above. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes the complete text of Item 8. Financial Statements, as well as the certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and related notes, together with the report of Bush & Associates CPA appear at pages F-1 through F-23 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2021).
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).
4.4	Description of Securities.+
10.1	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020).
10.2	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.3	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).†
10.4	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.5	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.6	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020) †
10.7	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.+†
10.8	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 13, 2021). †
10.9	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Christopher M. Chipman, dated April 7, 2021.+†
10.10	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 19, 2021). †
10.11	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.+†
10.12	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 9, 2020).†
10.13	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.14	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020) #
10.15	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020)#
10.16	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.17	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #

10.18	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.19	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 9, 2021).
10.20	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.21	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2020). #
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.23	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2021).
10.24	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021). #
10.25	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2021).
10.26	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.+#
10.27	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
10.28	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021).
10.29	Virpax Pharmaceuticals, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.30	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.31	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.32	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.33	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 25, 2022).
23.1	Consent of Bush & Associates CPA, Independent Registered Public Accounting Firm for the financial statements of Virpax Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 **
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Previously filed.
*	Filed herewith.
**	Furnished, not filed.

†	Denotes management compensation plan or contract.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRPAX PHARMACEUTICALS, INC.
(Registrant)

Date: October 10, 2024	/s/ Jatinder Dhaliwal
Jatinder Dhaliwal
Chief Executive Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jatinder Dhaliwal	Chief Executive Officer and Director	October 10, 2024
Jatinder Dhaliwal	(Principal Executive and Financial Officer)

/s/ Katharyn Field	Vice President, Director	October 10, 2024
Katharyn Field

/s/ Gary Herman	Director	October 10, 2024
Gary Herman

/s/ Judy Su	Director	October 10, 2024
Judy Su

VIRPAX PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of

Virpax Pharmaceuticals, Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Virpax Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing losses and has obligations for significant cash payments in the next year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

October 4, 2024

PCAOB ID Number 6797

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