Form 10-K/A
period 2023-12-31
Virpax Pharmaceuticals, Inc.
filed 2024-10-10
CIK 1708331

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

EXPLANATORY NOTE

Virpax Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) to include the Report of Independent Registered Public Accounting Firm from Bush & Associates CPA LLC (“Bush & Associates CPA”) for the consolidated financial statements for the fiscal year ended December 31, 2023. No other material changes have been made to the Form 10-K. The consent of Bush & Associates CPA, dated as of the date of this Amendment, is included as an exhibit.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and related notes, together with the report of Bush & Associates CPA appear at pages F-1 through F-21 following the Exhibit List as required by “Part II-Item 8-Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 31, 2021).
3.3	Amendment to By-Laws dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 7, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.2	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
4.4	Description of Securities.+
10.1	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.2	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.3	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.4	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.5	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.6	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020).
10.7	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #

10.8	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #
10.9	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020)#
10.10	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.11	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.12	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.13	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.14	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.15	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021). #
10.16	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.17	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.18	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
10.19	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 13, 2021). †
10.20	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 19, 2021). †
10.21	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.23	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).†
10.24	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-259421) filed with the SEC on September 9, 2021).
10.25	Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.26	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).

10.27	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.28	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.29	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.30	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.#+ (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023).
10.31	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.†+ (incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.32	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.†+ (incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.33	Employment Agreement, dated June 20, 2023, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.34	Separation Agreement, dated June 18, 2023, by and between Virpax Pharmaceuticals, Inc. and Christopher Chipman incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.35	Amendment No. 2 to Employment Agreement, dated August 15, 2023, by and between Virpax Pharmaceuticals, Inc. and Anthony Mack (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on August 16, 2023).
10.36	Employment Agreement, dated December 6, 2023, by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on December 7, 2023).
10.37	Settlement Agreement and Mutual Release between Virpax Pharmaceuticals, Inc. and Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
10.38	Employment Agreement, dated April 7, 2021, by and between Virpax Pharmaceuticals, Inc. and Sheila Mathias+
10.39	Indemnification Agreement, dated March 25, 2024, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah+
19.1	Insider Trading Policy+
21.1	List of Subsidiaries+
23.1	Consent of Bush & Associates CPA, Independent Registered Public Accounting Firm for the financial statements of Virpax Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
97.1	Clawback Policy+
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Previously filed.
*	Filed herewith.
**	Furnished, not filed.
†	Denotes management compensation plan or contract.
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

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