Form 10-Q
period 2024-09-30
Virpax Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1708331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 4,887,581 shares of common stock, par value $0.00001 of Virpax Pharmaceuticals, Inc. issued and outstanding as of November 12, 2024.

VIRPAX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

 FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2024

INDEX

		Page No.
Part I	Financial Information	1

Item 1:	Financial Statements (Unaudited)	1

	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months September 30, 2024 and 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4:	Controls and Procedures	43

Part II	Other Information	44

Item 1:	Legal Proceedings	44
Item 1A:	Risk Factors	46
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3:	Defaults Upon Senior Securities	52
Item 4:	Mine Safety Disclosures	52
Item 5:	Other Information	52
Item 6:	Exhibits	53

Signatures		54

i

PART I

ITEM 1: FINANCIAL STATEMENTS

VIRPAX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Virpax Pharmaceuticals, Inc

RESULTS OF INTERIM FINANICAL INFORMATION

We have reviewed the condensed consolidated balance sheet of Virpax Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the three- and nine-month periods ended September 30, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the balance sheet of the Company as of December 31, 2023, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year then ended (not presented herein); and in our report dated October 4, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

Note 1 of the Company's audited consolidated financial statements as of December 31, 2023, and for the year then ended, discloses that the Company incurred continuing losses and had obligations for significant cash payments in the next year. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements and indicates that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial information as of September 30, 2024, and for the three and nine months then ended, the Company is still incurring continuing losses and has obligations for significant cash payments in the next year. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, Nevada

November 14, 2024

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023

ASSETS
Current assets
Cash	$17,229	$9,141,512
Prepaid expenses and other current assets	286,933	486,833
Total current assets	304,162	9,628,345
Total assets	$304,162	$9,628,345

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,355,774	$1,694,024
Litigation liability	—	6,000,000
Total current liabilities	2,355,774	7,694,024
Total liabilities	2,355,774	7,694,024

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 4,887,581 shares issued and outstanding as of September 30, 2024; and 1,171,233 shares issued and outstanding as of December 31, 2023	49	12
Additional paid-in capital	66,169,610	61,478,444
Accumulated deficit	(68,221,271)	(59,544,135)
Total stockholders’ (deficit) equity	(2,051,612)	1,934,321
Total liabilities and stockholders’ (deficit) equity	$304,162	$9,628,345

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $0 and $1,250,000 during the three and nine months ended September 30, 2023 - See Note 5)	$780,958	$4,619,519	$3,972,428	$6,983,670
Research and development	1,143,396	1,495,619	4,712,765	4,022,020
Total operating expenses	1,924,354	6,115,138	8,685,193	11,005,690
Loss from operations	(1,924,354)	(6,115,138)	(8,685,193)	(11,005,690)

OTHER INCOME (EXPENSE)
Interest expense	(92,748)	—	(103,750)	—
Other income	10,646	120,640	111,806	377,891
Total other income (expense)	(82,102)	120,640	8,056	377,891
Net loss	$(2,006,456)	$(5,994,498)	$(8,677,137)	$(10,627,799)

Basic and diluted net loss per share	$(0.43)	$(5.12)	$(3.34)	$(9.07)
Basic and diluted weighted average common stock outstanding	4,657,711	1,171,233	2,594,504	1,171,233

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at January 1, 2023	1,171,233	$12	$60,933,674	$(44,354,627)	$16,579,059
Stock-based compensation	—	—	140,583	—	140,583
Net loss	—	—	—	(1,520,534)	(1,520,534)
Balance at March 31, 2023	1,171,233	12	61,074,257	(45,875,161)	15,199,108
Stock-based compensation	—	—	218,257	—	218,257
Net loss	—	—	—	(3,112,767)	(3,112,767)
Balance at June 30, 2023	1,171,233	12	61,292,514	(48,987,928)	12,304,598
Stock-based compensation			195,564		195,564
Net loss				(5,994,498)	(5,994,498)
Balance at September 30, 2023	1,171,233	$12	$61,488,078	$(54,982,426)	$6,505,664

Balance at January 1, 2024	1,171,233	$12	$61,478,444	$(59,544,135)	$1,934,321
Stock-based compensation	—	—	72,719	—	72,719
Net loss	—	—	—	(3,220,424)	(3,220,424)
Balance at March 31, 2024	1,171,233	12	61,551,163	(62,764,559)	(1,213,384)
Common stock issued pursuant to public offering, net	937,034	9	1,796,616	—	1,796,625
Issuance of common stock upon exercise of pre-funded warrants	729,631	7	—	—	7
Stock-based compensation	—	—	72,510	—	72,510
Net loss	—	—	—	(3,450,256)	(3,450,256)
Balance at June 30, 2024	2,837,898	28	63,420,289	(66,214,815)	(2,794,498)
Issuance of common stock upon exercise of warrants	2,049,683	21	2,767,051		2,767,072
Stock-based compensation			(17,730)		(17,730)
Net loss				(2,006,456)	(2,006,456)
Balance at September 30, 2024	4,887,581	$49	$66,169,610	$(68,221,271)	$(2,051,612)

See Notes to Condensed Consolidated Financial Statements

VIRPAX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,677,137)	$(10,627,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	127,499	554,404
Change in operating assets and liabilities:
Prepaid expenses and other current assets	45,675	(207,029)
Accounts payable and accrued expenses	661,750	438,133
Litigation liability	(6,000,000)	3,000,000
Net cash used in operating activities	(13,842,213)	(6,842,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering	2,249,993	—
Payments for issuance costs	(453,368)	—
Issuance of common stock upon exercise of pre-funded warrants	7	—
Issuance of common stock upon exercise of warrants	2,767,072
Proceeds from insurance financing agreement	502,798	—
Payments to insurance financing agreement	(348,572)	—
Net cash provided by financing activities	4,717,930	—

Net change in cash	(9,124,283)	(6,842,291)
Cash, beginning of period	9,141,512	18,995,284
Cash, end of period	$17,229	$12,152,993
Supplemental disclosure of cash and non-cash transactions
Cancellation of insurance financing agreement	$154,226	$—

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

On July 26, 2023, the Company formed Novvae Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, in the state of Delaware, for the purpose of developing over the counter products. No activities with respect to Novvae Pharmaceuticals, Inc. have occurred since formation through the three and nine months ended September 30, 2024.

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

The Company incurred a net loss of $8.7 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $68.2 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of Virpax at September 30, 2024, and its results of operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2023 and 2022 and notes thereto. The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equivalent common shares
Stock options	198,029	218,078	198,029	218,078
Warrants	1,285,494	1,843	1,285,494	1,843

Cash — The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $0 and $8.9 million, as of September 30, 2024 and December 31, 2023, respectively.

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2024, the Company had no uncertain income tax positions.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance	$13,928	$136,241
Prepaid research and development	—	283,370
Deferred financing costs	125,638	—
Directors & officer insurance refund	116,795	—
Other prepaid expenses and current assets	30,572	67,222
	$286,933	$486,833

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll	$176,398	$493,780
Estimated separation expense	711,000	711,000
Research and development expenses	1,219,828	143,071
Legal expenses	46,069	97,089
Professional fees	106,201	230,627
Other	96,278	18,457
	$2,355,774	$1,694,024

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

As of December 31, 2023, the Company had accrued $6.0 million with respect to the litigation and paid $6.0 million during the nine months ended September 30, 2024.

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

Anthony Mack Resignation

On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company was negotiating a separation agreement with Mr. Mack and has recorded estimated separation compensation related to the separation agreement of $711,000 which is included in accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023. While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that the Company may be required to pay for indemnification claims or contribution that he may seek against the Company and such claims may be significant.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s current Certificate of Incorporation authorizes the issuance of preferred stock. The total number of shares of preferred stock which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share. As of September 30, 2024 and December 31, 2023 there were no preferred shares issued or outstanding.

Common Stock

The Company’s current Certificate of Incorporation authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share (the “Common Stock”). As of September 30, 2024 and December 31, 2023, there were 4,887,581 and 1,171,233 shares of Common Stock issued or outstanding, respectively.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase common stock for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding, at January 1,	1,843	$117.84	3.4
Grants of warrants:
Common	3,333,334	$1.35
Pre-funded	729,633	$0.00001
Exercised (1)	(2,779,316)	$1.00
Forfeited	—	—
Outstanding and Exercisable, at September 30,	1,285,494	$1.52	4.3

(1)	A portion of the pre-funded warrants were exercised on a cashless basis, resulting in 2 shares being forfeited.

In May 2024, the Company granted common warrants in connection with the Offering, those warrants had a relative fair value of approximately $1.1 million which was recorded to additional paid-in capital at the time of issuance.

For the nine months ended September 30, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term (years)	3.25
Risk-free interest rate	4.79%
Expected volatility	138.49%
Expected dividend yield	—%

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Stock-Based Compensation

On May 20, 2017, the Company established the Virpax Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s Board, acting through its Equity Incentive Plan Committee, had determined that it would be to the advantage and best interest of the Company and its stockholders to grant restricted stock awards to certain individuals as compensation to serve as an employee of the Company and as an incentive for increased efforts during such service.

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

In applying the aggregate share limitation under the 2022 Plan, shares of Common Stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan. There are 385,392 shares available for future grant under the 2022 Plan at September 30, 2024.

Under the 2022 Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2022 Plan will generally expire ten years from the date of grant and vest over a one-year to three-year period.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation, consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expense	$(24,200)	$146,569	$66,621	$412,305
Research and development expense	6,470	48,995	60,878	142,099
	$(17,730)	$195,564	$127,499	$554,404

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

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within its industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards. Options granted under the 2022 Plan during the nine months ended September 30, 2024 and 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine months Ended September 30,
	2024	2023
Expected term (years)	5.82	5.46
Risk-free interest rate	4.02%	3.67%
Expected volatility	126.71%	113.12%
Expected dividend yield	—%	—%

The following is a summary of stock option activity under the Company’s stock option Plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	175,686	34.60	—	—
Forfeited	(53,657)	26.63	—	—
Exercised	—	—	—	—
Granted	76,000	2.84
Options outstanding at September 30, 2024	198,029	24.57	5.7	1,160
Options exercisable at September 30, 2024	127,909	35.35	3.9	—

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $2.53 and $6.30, respectively.

As of September 30, 2024, there was approximately $208,000 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

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

The Company incurred $85,867 and $81,500 in research and development expenses, respectively, for the three months ended September 30, 2024 and 2023 associated with these Yissum agreements. The Company incurred $257,600 and $244,500 in research and development expenses respectively for the nine months ended September 30, 2024 and 2023 associated with these Yissum agreements.

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

The Company incurred $487,200 and $488,000 in research and development expenses, respectively, for the three months ended September 30, 2024 and 2023 associated with these Lipocure agreements. The Company incurred $1,902,700 and $1,130,000 in research and development expenses, respectively, for the nine months ended September 30, 2024 and 2023 associated with these Lipocure agreements.

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

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Secured Note bore interest at the rate of 18% per annum with the principal and accrued interest due in full on December 31, 2025. In order to secure the Company’s obligations under the Secured Note, the Company entered into a Security Agreement, dated July 5, 2024 (the “Security Agreement”), granting the Investor a security interest in substantially all of the Company’s personal property and assets, including its intellectual property. The Secured Note contained customary events of default. If an event of default occurs, the Investor may accelerate the indebtedness under the Secured Note, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Secured Note, if any. The Secured Note was repaid in full on July 25, 2024, which released the investor’s security interest in substantially all of the Company’s personal property and assets, including its intellectual property. The Company incurred approximately $0.1 million of issuance costs, unamortized issuance costs were written off and recorded in interest expense on the condensed consolidated statements of operation during the three months ended September 30, 2024.

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

On September 30, 2024, the Company entered into an extension agreement (the “Extension Agreement”) with the Investor pursuant to the terms of the Purchase Agreement.

Pursuant to the terms of the Extension Agreement, the Investor agreed to amend certain provisions of the Purchase Agreement related to a potential financing arrangement of not less than $5 million. Under the Extension Agreement, the Investor retains the exclusive right to negotiate the terms of and consummate any Subsequent Financing until November 30, 2024 (the “Outside Date”). Additionally, the Investor holds a right of first refusal for any Subsequent Financing that may occur on or before the Outside Date. If a financing arrangement of not less than $5 million is not provided by the Investor (or its affiliate(s) and/or third-party designee(s)) by the Outside Date, the Investor’s nominated members on the Company’s Board of Directors will resign, effective immediately.

The Outside Date may be extended by up to thirty (30) days at the Company’s sole discretion, subject to approval by the Board, if the Company requires additional time to complete the re-audit of its financial statements for the fiscal years ended December 31, 2022, and 2023.

VIRPAX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 14, 2024.

Employment Dispute

On September 3, 2024, the Company received a letter from Kagen, Caspersen & Bogart PLLC, legal counsel to Gerald Bruce, our former Chief Executive Officer, and Vinay Shah, our former Chief Financial Officer, regarding their employment agreements with the Company. In the letter, they alleged that the Company had violated their employment agreements by reducing their contractual base compensation by 50%, and claim that, as a result, the executives may resign for good reason after the 30-day cure period and be entitled to severance compensation. The Company disagrees with their interpretation of the employment agreements and considers its actions to be consistent with the terms of the agreements. Accordingly, the Company denies the allegations and intends to vigorously defend the matter. On October 5, 2024, Gerald Bruce, our former Chief Executive Officer and member of the Board, and Vinay Shah, our former Chief Financial Officer, notified the Company of their resignation from their respective positions, effective immediately. The Company has not estimated any loss related to this dispute as of September 30, 2024.

November 2024 Public Offering

On November 12, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Spartan Capital Securities, LLC (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with investors pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 3,200,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 6,800,000 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $0.50 per Share, less $0.00001 per Pre-Funded Warrant, for aggregate gross proceeds of $5,000,000 assuming the full exercise of the Pre-Funded Warrants, and before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 2.5% of the aggregate gross proceeds, in addition to 1.0% of the gross proceeds for non-accountable expenses, and reimbursed the Placement Agent for other expenses incurred by the Placement Agent, including legal fees. The Company intends to use the net proceeds of the Offering to fund development activities for commencing a clinical trial for Probudur, the Company’s formulation injected at a wound site to provide pain relief, $2,000,000 to IR Agency LLC (the “Consultant”) for marketing and advertising services, as well as other general corporate purposes.

On November 12, 2024, the Company entered into an investor relations agreement (the “IR Agreement”) with the Consultant. Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of two million U.S. Dollars ($2,000,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice.

The Offering closed on November 14, 2024, with the Pre-Funded Warrants issued on November 15, 2024. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-281080), which was initially filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2024, and amended on August 13, 2024, October 18, 2024, October 28, 2024, and November 7, 2024, and declared effective by the Commission on November 12, 2024.

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

We incurred $85,867 and $81,500 in research and development expenses, respectively, for the three months ended September 30, 2024 and 2023 associated with these Yissum agreements. We incurred $257,600 and $244,500 research and development expenses respectively for the nine months ended September 30, 2024 and 2023 associated with these Yissum agreements.

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

We incurred $487,200 and $488,000 in research and development expenses associated with these agreements for the three months ended September 30, 2024 and 2023, respectively. We incurred $1,902,700 and $1,130,000 in research and development expenses associated with these agreements for the nine months ended September 30, 2024 and 2023, respectively.

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

Recent Developments

New Management

On October 6, 2024, the Board appointed Jatinder Dhaliwal, a current member of the Board, as Chief Executive Officer of the Company, effective immediately. Mr. Dhaliwal will continue to serve as a member of the Board, and Katharyn Field will replace him on the Board’s Audit Committee. Mr. Dhaliwal will also serve as the Principal Financial Officer of the Company.

On October 5, 2024, Gerald Bruce, the former Chief Executive Officer of the Company, and Vinay Shah, the former Chief Financial Officer of the Company, notified the Company of their resignations from their respective positions, effective immediately. Also, on September 16, 2024, Vanila Singh, MD, a member of the Board, notified the Company of her intention to resign from the Board, effective immediately, and on September 20, 2024, Eric Floyd, Chairman of the Board, notified the Company of his intention to resign from the Board, effective immediately.

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

As settlement consideration, we agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid two business days after the date that the Settlement Order was entered by the Bankruptcy Court, which payment was made on March 18, 2024, and the remaining $2.5 million was paid as of July 8, 2024. Additionally, we agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

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

The Plaintiffs can still pursue claims against Mr. Mack. Our bylaws require us to “indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director or officer of the Corporation, or, while a director or officer of the Corporation….” Such indemnification, however, is limited to circumstances where the covered person “acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation….” Mr. Mack may attempt to claim he is entitled to indemnification, should the Chancery Court find him liable for damages in the Action. Given the findings in the Memorandum Opinion issued in the Action, we believe we have a strong position that Mr. Mack would not be entitled to indemnification. There is a risk, however, that a court could find he is entitled to such indemnification. Additionally, per Section 7.6 of the bylaws, we had been advancing Mr. Mack’s attorneys’ fees and costs for the Action. It is likely Mr. Mack will contend he is still entitled to advancement of any fees and/or costs for the Action going forward and may seek judicial intervention. However, as per the bylaws, Mr. Mack is only entitled to advancement of expenses for indemnifiable actions. As noted above, given the Memorandum Opinion in the Action, we believe that we have a strong position that Mr. Mack is not entitled to indemnification, and therefore, not entitled to advancement of expenses. However, there is a risk that a court could find that Mr. Mack is entitled to such advancement. Further, Mr. Mack may attempt to seek damages from us based on the Chancery Court’s final judgment on damages under the theory of joint and several liability and/or seek contribution from us for any monetary judgment.

The Chancery Court is aware that Plaintiffs have settled with us and that the Settlement Agreement fully releases us from any claims or damages the Plaintiff has against us, related to the Action. Given the Settlement Agreement does not release Mr. Mack from liability related to the Action, the Chancery Court has requested supplemental briefing as to whether the Chancery Court can dismiss us from the lawsuit, as well as any claims Mr. Mack has against us arising from the Action. While we believe that any damages assessed may be awarded against Mr. Mack alone, Plaintiffs cannot seek additional damages from us. However, there is a risk that Mr. Mack will still seek contribution from us for any damages claim arising from the Action and, there is a risk that the Chancery Court will rule in Mr. Mack’s favor. Any such amounts for indemnification, contribution or other amounts awarded by the Chancery Court in Mr. Mack’s favor could be significant.

No further reimbursements are permitted from our insurance policy with respect to the litigation. Accordingly, if Mr. Mack were to successfully seek indemnification from us, we would have to pay such amounts in cash which would further reduce our cash position.

Employment Dispute

On September 3, 2024, we received a letter from Kagen, Caspersen & Bogart PLLC, legal counsel to Gerald Bruce, our former Chief Executive Officer, and Vinay Shah, our former Chief Financial Officer, regarding their employment agreements with the Company. In the letter, they alleged that the Company had violated their employment agreements by reducing their contractual base compensation by 50%, and claim that, as a result, the executives may resign for good reason after the 30-day cure period and be entitled to severance compensation. The Company disagrees with their interpretation of the employment agreements and considers its actions to be consistent with the terms of the agreements. Accordingly, the Company denies the allegations and intends to vigorously defend the matter. On October 5, 2024, Gerald Bruce, our former Chief Executive Officer and member of the Board, and Vinay Shah, our former Chief Financial Officer, notified the Company of their resignation from their respective positions, effective immediately.

Nasdaq Compliance

Stockholders’ Equity. On April 2, 2024, we received a notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2023 (the “Annual Report”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Rule”). In the Annual Report, we reported stockholders’ equity of $1,934,321, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this prospectus, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules. In our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we reported stockholders’ deficit of $2.1 million.

Pursuant to Nasdaq’s Listing Rules, we were given 45 calendar days (or until May 17, 2024), to submit a plan to evidence compliance with the Minimum Stockholders’ Equity Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time period, which included raising funds in public offerings. On July 29, 2024, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1). On October 3, 2024, we received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. As a result, we requested an appeal of the Staff’s determination. We submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company’s request or an additional extension period, or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

 Minimum Bid Price. On June 28, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that for the preceding 30 consecutive business days (May 15, 2024 through June 27, 2024), the Company’s Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Rule”) per share as required by Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given a compliance period of 180 calendar days, or until December 26, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

On July 22, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq notifying the Company that the staff has determined that for 10 consecutive business days, from July 8, 2024 to July 19, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the staff had determined that the Company had regained compliance with Listing Rule 5550(a)(2).

On October 4, 2024, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “VRPX”.

 In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until April 2, 2025, to regain compliance with the Minimum Bid Price Rule. If at any time before April 2, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Rule by April 2, 2025, the Company may be afforded a second 180 calendar days period to regain. The Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company does not regain compliance with the Minimum Bid Price Rule by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Rule or will otherwise be in compliance with other Nasdaq Listing Rules.

Financings

May 2024 Public Offering

On May 17, 2024, we consummated a public offering of an aggregate of (i) 937,034 shares (the “Shares”) of Common Stock, pre-funded warrants to purchase up to 729,633 shares of Common Stock (“May 2024 Pre-Funded Warrants”), Series A-1 Common Stock purchase warrants (“Series A-1 Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-1 Warrant Shares”), and Series A-2 Common Stock purchase warrants (“Series A-2 Common Warrants” and together with the Series A-1 Common Warrants, the “Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (“Series A-2 Warrant Shares” and together with the Series A-1 Warrant Shares, the “Common Warrant Shares”). Each Share and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.35. Each Pre-Funded Warrant and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase one Common Warrant Share was sold at a combined public offering price of $1.34999.

The aggregate gross proceeds from the Offering was approximately $2.25 million, before deducting placement agent fees and other offering expenses.

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

The Purchase Agreement also provides that we and the Investor will negotiate in good faith in order to agree upon and consummate an equity or debt financing of not less than $5.0 million as soon as practicable after the closing date of the Financing and that (i) the Investor shall have the exclusive right to negotiate the terms of and consummate any Subsequent Financing until September 30, 2024 on terms no less favorable than a third party would offer; and (ii) in any event, the Investor shall have a right of refusal with respect to any Subsequent Financing that may be consummated by any third-party on or before September 30, 2024. In the event that a Subsequent Financing of at least $5.0 million is not provided by Investor (and/or its Affiliate(s) and/or third-party other designee(s)) on or before September 30, 2024, then the Investor nominated Board members shall resign from our Board of Directors effective immediately.

On September 30, 2024, we entered into an extension agreement with the Investor pursuant to the terms of the Purchase Agreement.

Pursuant to the terms of the Extension Agreement, the Investor agreed to amend certain provisions of the Purchase Agreement related to a potential financing arrangement of not less than $5 million. Under the Extension Agreement, the Investor retains the exclusive right to negotiate the terms of and consummate any Subsequent Financing until November 30, 2024. Additionally, the Investor holds a right of first refusal for any Subsequent Financing that may occur on or before the Outside Date. If a financing arrangement of not less than $5 million is not provided by the Investor (or its affiliate(s) and/or third-party designee(s)) by the Outside Date, the Investor’s nominated members on the Company’s Board of Directors will resign, effective immediately.

The Outside Date may be extended by up to thirty (30) days at the Company’s sole discretion, subject to approval by the Board, if the Company requires additional time to complete the re-audit of its financial statements for the fiscal years ended December 31, 2022, and 2023.

November 2024 Public Offering

On November 12, 2024, we entered into the Placement Agency Agreement with the Placement Agent, and the Purchase Agreement with investors pursuant to which we agreed to issue and sell, in a “reasonable best efforts” public offering (i) 3,200,000 shares of our common stock, par value $0.00001 per share, and (ii) pre-funded warrants to purchase up to 6,800,000 shares of Common Stock an offering price of $0.50 per Share, less $0.00001 per Pre-Funded Warrant, for aggregate gross proceeds of $5,000,000 assuming the full exercise of the Pre-Funded Warrants, and before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, we paid the Placement Agent a cash fee of 2.5% of the aggregate gross proceeds, in addition to 1.0% of the gross proceeds for non-accountable expenses, and reimbursed the Placement Agent for other expenses incurred by the Placement Agent, including legal fees. We intend to use the proceeds of the Offering to fund development activities for commencing a clinical trial for Probudur, our formulation injected at a wound site to provide pain relief, $2,000,000 to IR Agency LLC for marketing and advertising services, as well as other general corporate purposes.

On November 12, 2024, we entered into an investor relations agreement with IR Agency LLC. Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, we will pay the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of two million U.S. Dollars ($2,000,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice.

The Offering closed on November 14, 2024, with the Pre-Funded Warrants issued on November 15, 2024. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-281080), which was initially filed with the Commission on July 29, 2024, and amended on August 13, 2024, October 18, 2024, October 28, 2024, and November 7, 2024, and declared effective by the Commission on November 12, 2024.

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

Elimination of Directors and Officers Insurance

As part of recent cost-cutting measures, we have eliminated our directors and officers (“D&O”) insurance coverage. This decision was made in an effort to preserve capital and manage our financial resources more effectively. Without D&O insurance, our directors and officers will not have insurance protection in the event of legal claims made against them in their capacities as executives of the Company. In such circumstances, the Company may be required to indemnify its directors and officers under applicable law and agreements, which could result in a significant financial burden. The absence of D&O insurance may also impact our ability to retain and attract qualified individuals to serve as directors and officers of the Company.

Discontinuation of Out-Licensing Agreements

In July 2024, we submitted a plan to Nasdaq that included the pursuit of out-licensing agreements for certain of our product candidates. However, as part of our efforts to reduce expenditures, we have elected to discontinue our pursuit of any out-licensing agreements at this time.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

Operating expenses:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
General and administrative	$780,958	$4,619,519	$(3,838,561)	(83)%
Research and development	1,143,396	1,495,619	(352,223)	(24)%
Total operating expenses	$1,924,354	$6,115,138	$(4,190,784)	(69)%

General and administrative expenses decreased by $3.8 million, or 83%, to $0.8 million for the three months ended September 30, 2024, from $4.6 million for the three months ended September 30, 2023. The primary reason for the decrease in general and administrative costs was mainly due to the litigation liability and legal expenses recorded for the three months ended September 30, 2023 related to the lawsuit which was settled in early 2024, compared to minimal legal expenses that were recorded in the three months ended September 30, 2024 along with higher salary expense recorded for the three months ended September 30, 2023 related to bonus accrual, which was not incurred in the same period in 2024, and reduced stock option and Directors and Officers insurance expense.

Research and development expenses decreased by $0.4 million, or 24%, to $1.1 million for the three months ended September 30, 2024, from $1.5 million for the three months ended September 30, 2023. The decrease was primarily attributable to $0.1 million related to Probudur preclinical activities, which is our lead asset, along with a decrease in AnQlar of $0.3 million from the shift in our research focus on our lead asset, Probudur.

The following table presents R&D expenses tracked on a program-by-program basis for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Program expenses:
Envelta	$73,041	$17,182
Probudur	1,047,961	1,165,949
Epoladerm	830	6,194
AnQlar	2,488	257,299
NobrXiol	12,606	—
Total program expenses	1,136,926	1,446,624
Unallocated expenses:
Stock based compensation	6,470	48,995
Total other research and development expense	6,470	48,995
Total research and development expenses	$1,143,396	$1,495,619

Other income (expense):

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Other income (expense):
Interest expense	$(92,748)	$—	$(92,748)	(100)%
Other income	10,646	120,640	(109,994)	(91)%
Total other income (expense):	$(82,102)	$120,640	$(202,742)	(168)%

Other income (expense) decreased by $0.2 million primarily due to interest income declining due to lower cash balances and increased interest expense associated with the secured note issuance and early payoff.

Nine Months Ended September 30, 2024 and 2023

Operating expenses:

	Nine months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
General and administrative	$3,972,428	$6,983,670	$(3,011,242)	(43)%
Research and development	4,712,765	4,022,020	690,745	17%
Total operating expenses	$8,685,193	$11,005,690	$(2,320,497)	(21)%

General and administrative expenses decreased by $3.0 million, or 43%, to $4.0 million for the nine months ended September 30, 2024, from $7.0 million for the nine months ended September 30, 2023. The primary reason for the decrease in general and administrative costs was mainly due to the litigation liability and legal expenses recorded for the nine months ended September 30, 2023 related to the lawsuit which was settled in early 2024, compared to minimal legal expenses that were recorded in the three months ended September 30, 2024 along with higher salary expense recorded for the nine months ended September 30, 2023 related to bonus accrual, which was not incurred in the same period in 2024, and reduced stock option and Directors and Officers insurance expense. Along with a reimbursement of legal defense costs of $1.25 million during the three months ended March 31, 2023 pursuant to our Directors and Officers’ insurance policy, which offset general and administrative expenses.

Research and development expenses increased by $0.7 million, or 17%, to $4.7 million for the nine months ended September 30, 2024, from $4.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to $2.0 million related to Probudur preclinical activities, which is our lead asset. This was partially offset by a decrease in AnQlar, Epoloderm and NobrXiol preclinical activities, including credits for cancellation of prior AnQlar contracts and reduced stock compensation expense.

The following table presents R&D expenses tracked on a program-by-program basis for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Program expenses:
Envelta	$215,213	$182,617
Probudur	4,277,052	2,263,230
Epoladerm	124,437	538,984
AnQlar	(53,207)	696,975
NobrXiol	88,392	198,115
Total program expenses	4,651,887	3,879,921
Unallocated expenses:
Stock based compensation	60,878	142,099
Total other research and development expense	60,878	142,099
Total research and development expenses	$4,712,765	$4,022,020

Other income (expense):

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Other income (expense):
Interest expense	$(103,750)	$—	$(103,750)	(100)%
Other income	111,806	377,891	(156,090)	(70)%
Total other income:	$8,056	$377,891	$(369,835)	(98)%

Other income (expense) decreased by $0.4 million primarily due to interest income declining due to lower cash balances and increased interest expense associated with the secured note issuance and early payoff.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023

Capital Resources

			Change
	September 30, 2024	December 31, 2023	Dollars	Percentage
Current assets	$304,162	$9,628,345	(9,324,183)	(97)%
Current liabilities	$2,355,774	$7,694,024	(5,338,250)	(69)%
Working (deficit) capital	$(2,051,612)	$1,934,321	(3,985,933)	(206)%

As of September 30, 2024, our principal source of liquidity was our cash, which totaled approximately $17,000. As of November 14, 2024, our cash position totaled approximately $2.5 million and will not be sufficient to sustain operations through the first quarter of 2025. On March 18, 2024, we paid $3.5 million to the Plaintiffs pursuant to the terms of the Settlement Agreement and we paid an additional $2.5 million to the Plaintiffs as of July 8, 2024. In July 2024, we issued an aggregate of 2,049,683 shares of our common stock to investors who exercised warrants previously issued by us. In connection with such exercise, we received gross proceeds of approximately $2.8 million. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. We need to raise additional capital to fund operations. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us, which does not include accrual for any potential indemnification or contribution claims that he may seek from us that are related to the Action, which may be significant.

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

Cash Flows

Nine months Ended September 30, 2024 and 2023

The following table summarizes our cash flows from operating activities:

	For the Nine months Ended September 30,
	2024	2023
Statement of cash flow data:
Net cash used in operating activities	$(13,842,213)	$(6,842,291)
Net cash provided by financing activities	4,717,930	—
Net change in cash	$(9,124,283)	$(6,842,291)

Operating Activities

For the nine months ended September 30, 2024, cash used in operations was $13.8 million compared to $6.8 million for the nine months ended September 30, 2023. The increase in cash used in operations was primarily the result of the payment of $6.0 million related to the legal settlement in March of 2024.

Financing Activities

For the nine months ended September 30, 2024, cash provided by financing activities was $4.7 million, this was mainly due to a public offering where we sold securities for net proceeds of $1.8 million, the exercise of warrants for proceeds of $2.8 million and an insurance financing agreement we entered into during the first quarter of 2024, which was cancelled during the third quarter of 2024.

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

We incurred a net loss of $8.7 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $68.2 million as of September 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities.

At September 30, 2024, we had cash of approximately $17,000. As of November 14, 2024, our cash position totaled approximately $2.5 million and will not be sufficient to sustain operations through the first quarter of 2025. On March 18, 2024, we paid the Plaintiff $3.5 million pursuant to the terms of the Settlement Agreement, and we paid an additional $2.5 million as of July 8, 2024. In July, 2024, we issued an aggregate of 2,049,683 shares of our common stock to investors who exercised warrants previously issued by us. In connection with such exercise, we received gross proceeds of approximately $2.8 million. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us, which may be significant. We need to raise additional capital to fund operations. Due to our continuing losses and our cash position, there exists substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer/Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $8.7 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $68.2 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, including, but not limited to, legal defense costs and general corporate purposes, as well as to intellectual property.

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

As of September 30, 2024, our cash position totaled approximately $17,000 and as of November 14, 2024, our cash position totaled approximately $2.5 million. Our current cash position is not sufficient to enable us to fund our operations through the first quarter of 2025. There can be no assurance that we will be able to raise capital when needed. Our failure to raise such additional capital could result in us being forced to liquidate assets or initiate bankruptcy proceedings.

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

At September 30, 2024, we had cash of approximately $17,000. On March 18, 2024, we paid $3.5 million to the Plaintiffs and we have paid the Plaintiffs an additional $2.5 million as of July 8, 2024. On July 25, 2024, we prepaid in full all amounts owed under the Secured Note that we issued to an investor on July 5, 2024. The total payment amount, including principal and accrued interest, was approximately $2.5 million. In addition, litigation related indemnification and/or contribution payments, if any, and which may be significant, and any cash estimated separation payments that we make to our former Chief Executive Officer, which may be material, will further reduce our cash position. See Note 5 to the Notes to Financial Statements included in this Quarterly Report for additional information regarding these payments. We have incurred losses since inception, including a loss of $8.7 million for the nine months ended September 30, 2024 and $15.2 million for the year ended December 31, 2023. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

 We may face challenges in retaining key personnel and maintaining business continuity as a result of recent cost-cutting measures, including salary reductions, which may also affect our product development and timelines.

We recently implemented significant cost-cutting measures, including a 50% reduction in salaries across the Company. While these actions were deemed necessary to conserve capital, they may negatively affect employee morale and retention. There is a risk that key directors, officers, and employees may seek alternative employment opportunities, which could result in significant disruptions to our business. If we are unable to retain or replace qualified personnel, it could adversely affect our ability to execute our business strategy, maintain continuity in our operations, and meet key development milestones.

In addition, these measures may affect our ability to meet projected timelines for product development and clinical trials. Any delays in the development and commercialization of our products or services could materially impact our business prospects, financial condition, and results of operations. As a result of these cost-cutting measures, sublicensing work on AnQlar and Epoladerm have been suspended, which will further delay our development timelines.

The elimination of our directors and officers insurance may affect retention, expose our directors and officers to personal liability, and impact our financial condition.

We have recently eliminated our D&O insurance coverage as part of cost-saving measures. This decision may negatively impact our ability to retain and attract key directors and officers, as they may be more likely to leave or hesitate to join the Company due to the increased personal liability exposure. If key personnel depart, it could disrupt our business operations, affect continuity, and hinder our ability to achieve our strategic objectives.

Without D&O insurance, the Company will not have coverage in the event of lawsuits filed against our directors and officers, which may require us to indemnify them under applicable law and contractual obligations. If the Company faces significant legal claims, we may not have sufficient financial resources to fully indemnify our directors and officers. In such a situation, directors and officers may be personally liable, which could further increase the risk of departures and negatively affect our business continuity and financial condition.

The cancellation of our cybersecurity insurance may expose us to increased financial and operational risks.

We have recently cancelled our cybersecurity insurance coverage, which may increase our vulnerability to the financial and operational impacts of cyberattacks. Without this coverage, we may face significant costs if a cybersecurity breach occurs, including expenses related to data recovery, legal claims, regulatory penalties, and reputational damage. These incidents could disrupt our operations and delay the development of our drug-delivery systems and therapies. The lack of insurance coverage could have a material adverse effect on our financial condition and business operations.

The recent reduction in salaries and the elimination of directors and officers insurance may negatively impact our ability to retain key personnel and disrupt our business operations.

We have recently implemented significant cost-cutting measures, including a 50% reduction in salaries across the Company, and have eliminated our directors and officers insurance coverage. These actions could result in key directors, officers, and employees seeking alternative employment opportunities. For example, on September 3, 2024, we received a letter from Kagen, Caspersen & Bogart PLLC, legal counsel to Gerald Bruce, our former Chief Executive Officer, and Vinay Shah, our former Chief Financial Officer, regarding their employment agreements with the Company. In said letter, they made certain allegations that the Company violated their employment agreements as a result of the 50% reduction of the executives’ contractual base compensation and, as a result, the executive may resign after the 30-day cure period for good reason and be entitled to payment of severance compensation. On October 5, 2024, Gerald Bruce, our former Chief Executive Officer and member of the Board, and Vinay Shah, our former Chief Financial Officer, notified the Company of their resignation from their respective positions, effective immediately. The further departure of key personnel could cause disruptions to our business operations and negatively impact our ability to execute our business strategy. If we are unable to retain or replace key personnel, our business, financial condition, and results of operations could be materially and adversely affected.

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

On April 2, 2024, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2023, did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Annual Report, we reported stockholders’ equity of $1,934,321, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Quarterly Report, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules. In our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we reported stockholders’ deficit of $2.8 million.

On July 29, 2024, we received notice from the Staff that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1). On October 3, 2024, we received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. As a result, we requested an appeal of the Staff’s determination. We submitted a hearing request to the Nasdaq Hearings Panel, which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company’s request or an additional extension period, or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

In the event we fail to evidence compliance with the Minimum Stockholders’ Equity Rule within the allotted time period, we will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

In addition, on June 28, 2024, we received written notice from the Listing Qualifications Department of the Nasdaq notifying us that for the preceding 30 consecutive business days (May 15, 2024 through June 27, 2024), the Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2).

On July 22, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq notifying the Company that the staff has determined that for 10 consecutive business days, from July 8, 2024 to July 19, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the staff had determined that the Company had regained compliance with Listing Rule 5550(a)(2).

On October 4, 2024, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “VRPX”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until April 2, 2025, to regain compliance with the Minimum Bid Price Rule. If at any time before April 2, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Rule by April 2, 2025, the Company may be afforded a second 180 calendar days period to regain. The Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company does not regain compliance with the Minimum Bid Price Rule by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Rule or will otherwise be in compliance with other Nasdaq Listing Rules.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

Except as set forth below, we did not sell any equity securities during the three and nine months ended September 30, 2024 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

On July 5, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, on July 5, 2024, the Company issued to the Investor a senior secured promissory note in the principal amount of $2.5 million (the “Secured Note”) for $2.5 million (the “Subscription Amount”). The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Independent Registered Public Accounting Firm

On September 20, 2024, the auditor of the Company, EisnerAmper LLP (“EisnerAmper”), resigned as the Company’s independent registered public accounting firm. EisnerAmper’s audit report on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that such audit report did include an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years, there were no disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Engagement of New Independent Registered Public Accounting Firm

On September 24, 2024, the Company’s Audit Committee approved, and the Company’s Board ratified, the engagement of Bush & Associated CPA LLC (the “New Auditor”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of September 24, 2024. During the past two fiscal years ended December 31, 2022 and 2023, and the subsequent interim period through September 25, 2024, neither the Company nor anyone on the Company’s behalf consulted with the New Auditor with respect to either (i)(a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on financial statements, and no written report nor oral advice was provided to the Company that the New Auditor concluded was an important factor that the Company consider in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a “disagreement” or a “reportable event” (as these terms are defined in Item 304(a)(1) of Regulation S-K and the related instructions).

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 31, 2021)

3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 31, 2021)

3.3	Amendment to By-Laws dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 7, 2023)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)

4.1	Form of Series A-1 Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

4.2	Form of Series A-2 Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

10.1	Separation Agreement between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated May 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 2, 2024)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)

10.3	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase in Authorized Shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)

10.4	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase Evergreen Provision Percentage (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)

10.5	Extension Agreement, dated September 30, 2024, by and between Virpax Pharmaceuticals, Inc. and Corbo Capital Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on October 3, 2024)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2024.

VIRPAX PHARMACEUTICALS, INC.

Date: November 14, 2024	By:	/s/ Jatinder Dhaliwal
Jatinder Dhaliwal
Chief Executive Officer
(Principal Financial Officer)