Form 10-K
period 2024-12-31
Virpax Pharmaceuticals, Inc.
filed 2025-03-03
CIK 1708331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,466,500 based on the closing sale price on June 30, 2024, as reported on the Nasdaq Capital Markets.

As of February 26, 2025 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 26,562,581.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIRPAX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Summary Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

●	We are a preclinical stage biopharmaceutical company with a limited operating history.

●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	The report of our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

●	We will require additional capital to fund our operations, we may not be able to raise additional capital, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our drugs.

●	Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Our ability to use our net operating loss carryforwards to offset future taxable income will be subject to certain limitations.

●	Our ability to further develop our product candidates will be adversely affected by the terms of the Settlement Agreement (See Part 1-Item 1A-Risk Factors, Item 3-Legal Proceedings and Recent Developments – Litigation).

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

●	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

●	Our development activities for Probudur are conducted in Israel. The war in the Middle East, may affect our operations.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates or any other product candidates, our business will be substantially harmed.

●	If we are unable to file for approval of Epoladerm and Probudur under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we will be unable to meet our anticipated development and commercialization timelines.

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

●	The COVID-19 pandemic has adversely affected our business and a resurgence of COVID-19 or another health epidemic or pandemic may have an adverse impact on our business in the future.

●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.

●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	The market opportunities for our Product Candidates, if approved, may be smaller than we anticipate.

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

●	Even if we obtain FDA approval for our Product Candidates or any other product candidate in the United States, we may never obtain approval for or commercialize our Product Candidates or any other product candidate in any other jurisdiction, which would limit our ability to realize their full market potential.

●	Even if we obtain regulatory approval for our Product Candidates or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

●	Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

●	The successful commercialization of our Product Candidates and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

●	Even if our Product Candidates or any product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

●	If we are unable to establish sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our Product Candidates, if approved.

●	A variety of risks associated with operating internationally could materially adversely affect our business.

Risks Related to Our Dependence on Third Parties

●	Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

●	We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of our Product Candidates and intend to rely on CMOs for the production of commercial supply of our Product Candidates, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area may subject us to the General Data Protection Regulation.

●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Risks Related to Our Intellectual Property

●	If we fail to comply with our obligations under our existing intellectual property licenses, we risk losing the rights to our intellectual property.

●	If we are unable to obtain and maintain patent protection for our technology, products, and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our products and product candidates or put our patents and other proprietary rights at risk.

●	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our products and product candidates.

●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

●	If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our products, our business may be materially harmed.

●	Intellectual property rights do not address all potential threats to our competitive advantage.

●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

●	We may be subject to claims that our employees, consultants, collaborators contractors or advisors have wrongfully used or disclosed confidential information of their former employers or other third parties.

●	Our proprietary information may be lost, or we may suffer security breaches.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	We have experienced turnover in our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

●	Our business and operations would suffer in the event of system failures.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	The market price of our common stock has been volatile and can fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

●	We could be subject to securities class action litigation.

●	Our directors, executive officers and certain stockholders (one of which is an affiliate of our former Chief Executive Officer) will continue to own a significant percentage of our common stock and, if they choose to act together, will be able to exert significant control over matters subject to stockholder approval.

●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

●	We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

●	We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

●	Our certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

Recent Developments

Corporate Governance

On February 5, 2025, the Board of Directors (the “Board”) of the Company appointed Mr. Charn Deol as an independent director of the Company, effective immediately. Mr. Deol was appointed to fill the vacancy created by the resignation of Jaydriane (Jay) Panis, who resigned from the Board on February 3, 2025. In connection with his appointment, Mr. Deol has also been designated as the Chair of the Audit Committee, and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

On January 17, 2025, the Board, by written consent, approved several key governance appointments. Mr. Jatinder Dhaliwal, a current director and Chief Executive Officer, was appointed Chairman of the Board, and Ms. Judy Su was named Lead Independent Director. M.s Esha Randhawa was appointed Chair of the Science and Technology Committee, while Mr. Jaydriane Panis was appointed Chair of the Audit Committee and joined the Compensation and Nominating and Corporate Governance Committees. Additionally, Ms. Randhawa and Mr. Panis were appointed as Class III Directors. These appointments demonstrate the Company’s commitment to enhancing oversight and leadership.

Bylaws

On November 27, 2024, we amended our Amended and Restated Bylaws to modify the quorum requirement for shareholder meetings. The amendment reduced the quorum threshold from a majority of the voting power of the Company’s outstanding shares entitled to vote at a meeting to 34% of such voting power.

Directors

Mr. Jaydriane (Jay) Panis

On December 17, 2024, we appointed Mr. Jaydriane (Jay) Panis to our Board to fill the vacancy created by the resignation of Mr. Gary Herman on December 6, 2024. Mr. Panis is a Certified Financial Planner (CFP) with more than 20 years of experience in the financial services industry. He is the founder of his own financial planning practice and serves as a director at a prominent Canadian financial planning firm based in British Columbia. Mr. Panis holds diplomas in Financial Management and Business Management and has a strong track record of helping clients achieve their financial goals through effective planning and leadership. We believe that Mr. Panis’s expertise and leadership experience in financial management will provide valuable strategic insights to the Company.

On February 3, 2025, we accepted the resignation of Mr. Jay Panis as a member of the Board and from all committees on which he served, effective immediately.

Mr. Gary Herman

On December 6, 2024, we accepted the resignation of Mr. Gary Herman as a member of the Board and from all committees on which he served, effective immediately.

Mr. Herman’s resignation was not due to any disagreement with the Company, its management, the Board, or any matter relating to our operations, policies, or practices. We expressed our gratitude to Mr. Herman for his service and contributions to the Board.

Mr. Eric Floyd

On September 20, 2024, Eric Floyd, Chairman of the Board, notified the Company of his intention to resign from the Board, effective immediately.

Ms. Esha Randhawa

On November 19, 2024, we appointed Ms. Esha Randhawa as an independent director and member of the Audit Committee. Ms. Randhawa’s appointment remedied the deficiencies resulting from the resignation of Dr. Eric Floyd on September 20, 2024, which had caused us to fall out of compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2).

Randhawa serves as a member of the following committees of the Board: (1) the Audit Committee, alongside Ms. Judy Su and Mr. Deol, (2) the Compensation Committee, where she serves as Chair alongside Ms. Su and Mr. Deol, (3) the Nominating and Corporate Governance Committee, where she serves as Chair alongside Ms. Su and Mr. Deol, and (4) the Science and Technology Committee, where she serves alongside Mr. Dhaliwal, Ms. Su, and Ms. Katharyn Field.

Ms. Randhawa is an experienced pharmacist and entrepreneur with a strong background in pharmaceutical sciences. She holds a Bachelor of Pharmacy degree, with a focus in Pharmaceutical Sciences, and a Bachelor of Science in Biology, both completed at The University of British Columbia in Vancouver. Ms. Randhawa is the Co-Founder of Green Light Cannabis, where she applies her extens1ive knowledge of the healthcare and retail industries to develop innovative solutions and strategic initiatives. Her expertise in pharmaceutical sciences and business operations brings a unique perspective to the Board and supports the Company’s commitment to advancing its mission.

Mr. Deol

On February 5, 2025, the Board of Directors (the “Board”) of the Company appointed Mr. Charn Deol as an independent director of the Company, effective immediately. Mr. Deol was appointed to fill the vacancy created by the resignation of Jaydriane (Jay) Panis, who resigned from the Board on February 3, 2025. In connection with his appointment, Mr. Deol has also been designated as the Chair of the Audit Committee, and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Deol will receive a monthly compensation of $3,000 for his service as a director. There are no arrangements or understandings between Mr. Deol and any other persons pursuant to which he was appointed as a director. Additionally, there are no related party transactions between Mr. Deol and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Deol is a multi-industry executive with over 35 years of public company management experience. His recent experience includes serving as a director or in management roles for numerous Canadian private and public companies, including his current positions as a director of Bayridge Resources Inc., Trilogy AI Corp, and Green Battery Minerals Inc., as well as Chief Financial Officer at Akanda Corp. He has extensive experience in the public markets, including guiding private Canadian companies through the regulatory process of going public.

Chief Executive Officer

On November 19, 2024, we entered into an Independent Contractor Agreement (the “Agreement”) with Jatinder Dhaliwal, the Company’s Chief Executive Officer (the “CEO”) and a member of the Board, through his personal corporation, Jat Consulting Corp., a company incorporated under the laws of the Province of British Columbia, Canada.

On December 30, 2024, we entered into an amendment (the “Amendment”) to the Agreement to clarify certain provisions. The Amendment confirms that the term “Contractor” in the Agreement refers exclusively to Jat Consulting Corp., through which Mr. Dhaliwal provides his services as CEO. The Amendment also clarifies that all payments under the Agreement are made directly to Jat Consulting Corp., which is responsible for compensating its personnel, including Mr. Dhaliwal. Additionally, the Amendment addresses tax responsibilities, indemnification provisions, and other terms to ensure compliance with applicable laws and regulations.

Mr. Dhaliwal was appointed as the Company’s CEO on October 6, 2024. Under the Agreement, Mr. Dhaliwal will provide strategic leadership, oversight, and advisory services, including advancing the Company’s drug development programs and regulatory applications, achieving key regulatory milestones, and performing other responsibilities consistent with his position as CEO. Mr. Dhaliwal brings extensive leadership experience in the pharmaceutical and biotechnology industries. His expertise positions him to lead the Company in achieving its strategic objectives. There are no family relationships between Mr. Dhaliwal and any director, executive officer, or other significant person at the Company. Additionally, Mr. Dhaliwal has not been involved in any legal proceedings required to be disclosed under Item 401(e) of Regulation S-K in the past ten years.

Under the terms of the Agreement, the Company will pay Jat Consulting Corp. an annual fee of $200,000, payable in equal monthly installments, and milestone-based incentive payments tied to the achievement of key regulatory and clinical development objectives, including Investigational New Drug (IND) status, commencement of clinical trials, and FDA approval. The Agreement also includes confidentiality obligations that survive termination and provides for a severance payment equivalent to $200,000 in the event of termination without cause or resignation for good reason.

Notice of Special Meeting

We filed preliminary and definitive proxy statements for the 2025 Special Meeting of Stockholders (the “2025 Special Meeting”) of the Company to be held at the offices of Sichenzia Ross Ference Carmel LLP, 1185 Avenue of the Americas, 31st Floor, New York, New York, 10036, on Wednesday, January 15, 2024, beginning at 11:00 a.m. Eastern time. At the 2025 Special Meeting, stockholders acted on the following matters: (1) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, at the discretion of the Board of the Company, effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.00001 per share, including stock held by the Company as treasury shares, at a ratio of 1-for-2 to 1-for-240 (the “Range”), with the ratio within such Range (the “Reverse Stock Split Ratio”) to be determined at the discretion of the Board of Directors and included in a public announcement (the “Reverse Stock Split Proposal” or “Proposal 1”); (2) To elect five (5) directors, Jatinder Dhaliwal, Katharyn Field, Jaydriane Panis, Judy Su, and Esha Randhawa, each to hold office until our Annual Meeting of Shareholders to be held in 2025 or their respective successor is duly elected and qualified (the “Director Proposal” or “Proposal 2”); and (3) To approve an adjournment of the 2025 Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there are not sufficient votes in favor of the Reverse Stock Split Proposal and/or the Director Proposal (the “Adjournment Proposal” or “Proposal 3”). Only stockholders of record at the close of business on November 20, 2024, were entitled to receive notice of and to vote at the 2025 Special Meeting or any postponement or adjournment thereof.

Chief Financial Officer

On November 18, 2024, we appointed Mr. Usama Chaudhry as Chief Financial Officer of the Company under an Independent Contractor Agreement with Chaudhry U Consulting Inc., a Canadian corporation represented by Mr. Chaudhry. In this role, Mr. Chaudhry will oversee the Company’s financial reporting, budgeting, and compliance functions, as well as develop and implement financial strategies.

On December 30, 2024, we entered into an amendment (the “Amendment”) to the Agreement to clarify certain provisions. The Amendment confirms that the term “Contractor” in the Agreement refers exclusively to Chaudhry U Consulting Inc., through which Mr. Chaudhry provides his services as CFO. The Amendment also clarifies that all payments under the Agreement are made directly to Chaudhry U Consulting Inc., which is responsible for compensating its personnel, including Mr. Chaudhry. Additionally, the Amendment addresses tax responsibilities, indemnification provisions, and other terms to ensure compliance with applicable laws and regulations.

Mr. Chaudhry is a seasoned executive with extensive expertise in corporate development, investor relations, financial reporting, and corporate governance. He currently serves on several public company boards and has a track record of aligning strategic objectives with cost-control measures to enhance organizational performance. Mr. Chaudhry earned a Bachelor of Commerce degree, majoring in accounting, from the University of Northern British Columbia.

There are no family relationships between Mr. Chaudhry and any director, executive officer, or other significant person at the Company. Additionally, Mr. Chaudhry has not been involved in any legal proceedings required to be disclosed under Item 401(e) of Regulation S-K in the past ten years.

Under the terms of the Independent Contractor Agreement, we will pay Chaudhry U Consulting Inc. an annual fee of $180,000, payable in monthly installments, and reimburse reasonable, pre-approved expenses incurred in the performance of services.

Investor Relations Agreement

On November 12, 2024, we entered into an investor relations agreement (the “IR Agreement”) with IR Agency LLC (the “Consultant”). Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, we paid the Consultant a fee, for an initial term of one month, after which the agreement may be extended by mutual agreement, of two million U.S. Dollars ($2,000,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice.

New Management

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

Litigation

On February 29, 2024, Sorrento Therapeutics, Inc. (“Sorrento”), and Scilex Pharmaceuticals Inc. (“Scilex” and together with Sorrento, the “Plaintiffs”) and the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to fully resolve all claims by the Plaintiffs against the Company related to the litigation captioned Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. v. Anthony Mack and Virpax Pharmaceuticals, Inc., Case No. 2021-0210-PAF (the “Action”), subject to the entry by the United States Bankruptcy Court for the Southern District of Texas, which is handling the Sorrento bankruptcy filing (the “Bankruptcy Court”), of an order approving the Settlement Agreement (the “Settlement Order”). On March 1, 2024, the Plaintiffs filed a motion to approve the Settlement Agreement and grant the related relief with the Bankruptcy Court. On March 14, 2024, the Bankruptcy Court entered an order approving the Settlement Agreement and on March 20th the Plaintiffs filed a Stipulation of Dismissal with the Chancery Court of the State of Delaware (the “Chancery Court”) dismissing the Action.

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

Nasdaq Compliance

Stockholders’ Equity. On April 2, 2024, we received a notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2023 (the “Annual Report”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Rule”). In the Annual Report, we reported stockholders’ equity of $1,934,321, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this prospectus, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules. In our Annual Report on Form 10-K for the fiscal quarter ended December 31, 2024, we reported stockholders’ deficit of $0.9 million.

Pursuant to Nasdaq’s Listing Rules, we were given 45 calendar days (or until May 17, 2024), to submit a plan to evidence compliance with the Minimum Stockholders’ Equity Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time period, which included raising equity in public offerings. On July 29, 2024, we received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1). On October 3, 2024, we received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. As a result, we requested an appeal of the Staff’s determination. We submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

On January 6, 2025, we received a decision letter from the Panel, granting the Company’s request to continue its listing on Nasdaq, subject to certain conditions. The Panel’s decision provides the Company with an exception until April 1, 2025, to demonstrate compliance with Minimum Stockholders’ Equity Rule.

The Panel reviewed the Company’s compliance plan, which included recent and planned fundraising activities, cost-cutting measures, and strategies for achieving compliance with the Minimum Stockholders’ Equity Rule. As part of the conditions outlined in the Panel’s decision, the Company is required to file public disclosures by April 1, 2025, describing the transactions and financial measures undertaken to regain compliance, along with additional income projections and evidence of compliance with all applicable Nasdaq listing criteria.

We may not be able to comply with the Minimum Stockholders’ Equity Rule even after this offering due to our cash burn rate, operating expenses, and payment obligations. As a result, we may be required to raise additional funds after this offering in order to achieve compliance.

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

Independent Director and Audit Committee Requirements. On November 19, 2024, we received a letter from Nasdaq notifying the Company that, as a result of the resignation of Dr. Eric Floyd from the Board and Audit Committee on September 20, 2024, we were no longer in compliance with Nasdaq’s independent director and Audit Committee requirements under Listing Rules 5605(b)(1) and 5605(c)(2).

On November 25, 2024, we received a letter from Nasdaq notifying us that we had regained compliance with the independent director and audit committee requirements for continued listing on the Nasdaq Capital Market, as set forth in Listing Rules 5605(b)(1) and 5605(c)(2). Nasdaq has confirmed that, as of November 25, 2024, we regained compliance with the rules, and the matter is now closed.

Financings

May 2024 Public Offering

On May 17, 2024 (the “Closing Date”), we consummated a public offering (the “Public Offering”) of an aggregate of (i) 937,034 shares (the “Shares”) of Common Stock, pre-funded warrants to purchase up to 729,633 shares of Common Stock (the “May 2024 Pre-Funded Warrants”), Series A-1 Common Stock purchase warrants (the “Series A-1 Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (the “Series A-1 Warrant Shares”), and Series A-2 Common Stock purchase warrants (the “Series A-2 Common Warrants” and together with the Series A-1 Common Warrants, the “Common Warrants”) to purchase up to 1,666,667 shares of Common Stock (the “Series A-2 Warrant Shares” and together with the Series A-1 Warrant Shares, the “Common Warrant Shares”). Each Share and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.35. Each Pre-Funded Warrant and associated Series A-1 Common Warrant and Series A-2 Common Warrant to purchase an aggregate of two (2) Common Warrant Shares was sold at a combined public offering price of $1.34999.

The aggregate gross proceeds from the Public Offering was approximately $2.25 million, before deducting placement agent fees and other offering expenses.

Each May 2024 Pre-Funded Warrant was immediately exercisable for one (1) share of Common Stock (the “May 2024 Pre-Funded Warrant Shares”) at an exercise price of $0.00001 per share and exercisable until the May 2024 Pre-Funded Warrants were exercised in full. Each Series A-1 Common Warrant has an exercise price of $1.35 per share, is immediately exercisable for one (1) share of Common Stock, and expires five (5) years from its issuance date. Each Series A-2 Common Warrant has an exercise price of $1.35 per share, is immediately exercisable for one (1) share of Common Stock, and expires eighteen (18) months from its initial issuance date. As of November 12, 2024, all May 2024 Pre-Funded Warrants were exercised in full and an aggregate of 2,049,683 Common Warrants have been exercised, for aggregate proceeds of approximately $2.8 million, resulting in 1,152,817 Series A-1 Common Warrants and 130,834 Series A-2 Common Warrants remaining outstanding.

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

July 2024 Private Placement

On July 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, on July 5, 2024, we issued to the Investor a senior secured promissory note in the principal amount of $2.5 million (the “Secured Note”) for $2.5 million (the “Subscription Amount”). This transaction is referred to as the “Financing.” We used the $2.5 million proceeds from the Financing to pay the remaining $2.5 million owed pursuant to the Settlement Agreement.

The Secured Note bore interest at the rate of 18% per annum with the principal and accrued interest due in full on December 31, 2025. In order to secure our obligations under the Secured Note, we entered into a Security Agreement, dated July 5, 2024 (the “Security Agreement”), granting the Investor a security interest in substantially all of our personal property and assets, including its intellectual property. The Secured Note contains customary events of default. If an event of default occurred, the Investor could have accelerated the indebtedness under the Secured Note, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Secured Note, if any.

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

The Purchase Agreement also provides that we and the Investor will negotiate in good faith in order to agree upon and consummate an equity or debt financing (a “Subsequent Financing”) of not less than $5.0 million as soon as practicable after the closing date of the Financing and that (i) the Investor shall have the exclusive right to negotiate the terms of and consummate any Subsequent Financing until September 30, 2024 on terms no less favorable than a third party would offer; and (ii) in any event, the Investor shall have a right of refusal with respect to any Subsequent Financing that may be consummated by any third-party on or before September 30, 2024. In the event that a Subsequent Financing of at least $5.0 million is not provided by the Investor (and/or its Affiliate(s) and/or third-party other designee(s)) on or before September 30, 2024, then the Investor nominated Board members shall resign from our Board of Directors effective immediately.

The Purchase Agreement and the Security Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. Among other things, the Investor represented to us, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On July 25, 2024, we used approximately $2.5 million of the proceeds received from the exercise of the Common Warrants issued in the Public Offering to repay the Secured Note in full, including principal and interest.

On September 30, 2024, we entered into an extension agreement (the “Extension Agreement”) with the Investor pursuant to the terms of the Purchase Agreement.

Pursuant to the terms of the Extension Agreement, the Investor agreed to amend certain provisions of the Purchase Agreement related to a potential financing arrangement of not less than $5 million (the “Subsequent Financing”). Under the Extension Agreement, the Investor retains the exclusive right to negotiate the terms of and consummate any Subsequent Financing until November 30, 2024 (the “Outside Date”). Additionally, the Investor holds a right of first refusal for any Subsequent Financing that may occur on or before the Outside Date. If a financing arrangement of not less than $5 million is not provided by the Investor (or its affiliate(s) and/or third-party designee(s)) by the Outside Date, the Investor’s nominated members on the Company’s Board of Directors will resign, effective immediately.

The Outside Date may be extended by up to thirty (30) days at the Company’s sole discretion, subject to approval by the Board, if the Company requires additional time to complete the re-audit of its financial statements for the fiscal years ended December 31, 2022, and 2023.

November 2024 Public Offering.

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

January 2025 Public Offering.

On January 27, 2025, the Company entered into a placement agency agreement with Spartan Capital Securities, LLC, and a securities purchase agreement with investors pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 3,450,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 26,550,000 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $0.20 per Share, less $0.00001 per Pre-Funded Warrant, for aggregate gross proceeds of $6,000,000, assuming the full exercise of the Pre-Funded Warrants, and before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 2.5% of the aggregate gross proceeds, in addition to 1.0% of the gross proceeds for non-accountable expenses, and reimbursed the Placement Agent for other expenses incurred by the Placement Agent, including legal fees. The Company intends to use the net proceeds of the Offering to fund development activities for commencing a clinical trial for Probudur, the Company’s formulation injected at a wound site to provide pain relief, $2,000,000 for marketing and advertising services, as well as other general corporate purposes.

On January 29, 2025, the Company entered into an investor relations agreement (the “IR Agreement”) with IR Agency LLC (the “Consultant”). Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of one million seven hundred thousand U.S. Dollars ($1,700,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice.

On January 30, 2025, the Company entered into an investor relations agreement (the “Marketing Agreement”) with Sideways Frequency LLC (“Sideways”). Under the Marketing Agreement, Sideways will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay Sideways a fee, for an initial term of one month, after which it may be extended by mutual agreement, of three hundred thousand U.S. Dollars ($300,000), payable in cash. Either party may terminate the Marketing Agreement at any time by providing written notice.

The Offering closed on January 29, 2025. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-284089), which was initially filed with the Securities and Exchange Commission (the “Commission”) on December 30, 2024, and amended on January 15, 2025 and January 17, 2025, and declared effective by the Commission on January 27, 2025.

Positive Results

On July 10, 2024, we issued a press release announcing positive results for a Swine Model pilot study for Probudur, our long-acting liposomal bupivacaine formulation. The pharmacokinetics (“PK”) and safety study of Probudur in the Swine Model was designed to determine the PK profile of Probudur as well as to ascertain any adverse effects on the pigs. Probudur was subcutaneously injected into four juvenile domestic pigs at a dose of 30 mg/kg and was well-tolerated by all of the pigs and demonstrated a long-term, slow-release profile. Histopathology was also conducted at the injection site and Probudur was well-tolerated by all pigs in this study.

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

Our Portfolio

Our portfolio currently consists of multiple preclinical stage product candidates: Epoladerm, Probudur, Envelta, AnQlar and NobrXiol. We anticipate commencing clinical trials for Probudur in 2025 and Envelta in 2026 but there can be no assurances that the trials will commence on the anticipated timeline presented, or at all. This estimate assumes no disruptions to the ongoing operations and the product development process. We have recently implemented significant cost-cutting measures, including eliminating our directors and officers insurance coverage, as described further in the risk factors. There is a risk that the Company will not be able to retain or replace key directors, officers, and employees, who may seek alternative employment opportunities, which could result in significant disruptions to our business and cause delay in the above mentioned clinical trial timeline.

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

We plan to market Probudur to general surgeons, anesthesiologists, and orthopedic surgeons within the $35 billion postoperative pain management market. Based on head-to-head preclinical studies compared to an approved liposomal bupivacaine formulation, if used appropriately, we believe Probudur has the potential to eliminate or significantly reduce the need to prescribe opioids for postoperative pain relief. As a result of our pre-IND meeting, the FDA has indicated that it is reasonable for us to pursue a 505(b)(2) NDA for Probudur. There can be no assurance that we will be successful in securing regulatory approval under the 505(b)(2) pathway or that we will be successful in mitigating risks associated with the clinical development of this product candidate. The development of the Probudur formulation was successfully completed in the third quarter of 2023. Relevant provisional patents have been filed in 2024. Lipocure RX, Ltd. (“Lipocure”) is currently in the process of working through the scale up of Probudur to a larger batch size. IND enabling studies have started. The FDA minutes indicated that we are to initiate our clinical studies in targeted patient populations following the completion of our nonclinical toxicity studies. We anticipate filing an IND in 2025; however, we may need to adjust this timeline if Lipocure, a company based in Israel, becomes unable to continue development work due to the war in the Middle East.

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

On June 29, 2021, we entered into an Agreement for Rendering of Research Services with Lipocure RX, Ltd. (the “June 2021 Lipocure Research Agreement”). Under the June 2021 Lipocure Research Agreement, we provided funding for research and development related to the optimization of the Liposomal Bupivacaine formulation of Probudur and eventual manufacturing of preclinical batches including for stability testing, animal studies, toxicology, and patent related work. In consideration for the research services, we paid research service fees of $1,890,000. On February 1, 2023, we entered into an Agreement for Rendering of Research Services (the “February 2023 Lipocure Research Agreement”) with Lipocure on similar terms and conditions and for similar services - optimization of the Liposomal Bupivacaine formulation, manufacture of pre-clinical batches including batches for stability testing, animal studies and toxicology work. In consideration for the research services, we incurred research service fees of $2,627,000 and $1,453,000 for the years ended December 31, 2024 and 2023, respectively.

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

Additionally, we believe Envelta may significantly reduce constipation and early animal clinical trials have not demonstrated any opioid dependence, drug seeking or respiratory depression. We plan to use the NCE regulatory pathway to bring this product candidate to market. We plan to target our marketing and selling efforts to pain specialists, anesthesiologists, orthopedics, surgeons, PCPs, Nurse Practitioners (“NPs”), oncologists, and neurologists treating patients with severe pain, including post cancer pain, which market is valued at approximately $20 billion.

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

Image 4 and Image 5, below, display the planned delivery of enkephalin peptide nanoparticles to the brain via the olfactory route:

Image 4

Image 5

Image 6 below illustrates the concept Envelta delivery device:

Image 6

Current Development Status

On August 25, 2020, we entered into the CRADA with NCATS. This collaboration is for the continued development of our product candidate, Envelta, an intranasal peptide, to control severe pain, including post cancer pain. The term of the CRADA is for a period of four years from the effective date of the agreement and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The CRADA was extended to the end August 2026. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic to control severe pain, including post cancer pain., and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form. As of February 24, 2025, we have not received any Go/No Go notifications from NCATS.

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

We believe Envelta may provide prescribers, regulators, and patients alternative non-addictive treatment options to control severe pain, including post cancer pain and potentially manage symptoms related to PTSD. We plan to utilize these delivery technologies to selectively develop a portfolio of patented NCE candidates for commercialization. Four planned in vitro studies were successfully completed as well as the in vivo acute efficacy studies. In February 2022, we completed a 14-day intranasal dose range finding toxicity study of Envelta in rats with a 14-day recovery period which showed no adverse related findings in hematology, coagulation and serum chemistry data, with no treatment related toxicology findings or mortality noted. A 14-day intranasal dose range finding toxicity study of Envelta in dogs with a 14-day recovery period was also conducted and showed no adverse toxicologic findings. The preclinical studies under the CRADA are expected to continue over the next nine months. We anticipate filing an IND in 2026. However, the IND timing is subject to risks in manufacturing of the MET/LENK, COA for GMP material and filling of cartridges for a 28-day dog bridging study and may be extended into 2026.

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

We made the determination to delay our First-in-Human study investigating Epoladerm for pain associated with chronic osteoarthritis due to: (i) a delay in procuring the active pharmaceutical ingredient necessary for the drug product candidate, (ii) delays related to supply chain disruptions, and (iii) an extensive review of the formulation and potential degradants resulting in MedPharm replacing the potential degradant. Additional formulation work and in-vitro permeation testing may enable the patent coverage of this asset to be extended until at least 2042 and provide an Over the Counter (“OTC”) pathway. MedPharm completed the formulation work and permeation testing in the first half of 2024.

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

AnQlar could potentially be marketed to first responders, healthcare workers, clinics, military forces, transplant and other immune compromised or at risk patients within the $14.39 billion (in 2025) anti-viral market.

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

As of February 24, 2025, our portfolio of owned and licensed patents and pending patent applications consisting of 27 issued patents of which 11 are issued U.S. patents, 14 pending patent applications, of which 3 are pending U.S. patent applications, and 3 pending Patent Cooperation Treaty (“PCT”) applications. These patent rights include issued US Patent Nos. 7,741,474, 8,470,371, 10,213,474, 8,278,277, 8,920,819, 9,713,591, 8,349,297 8,695,592, 10.213.474, 10,842,745 and 11,839,685 as well as patents and patent applications in Europe (Germany, France, UK), Canada, Japan, China, Israel, Australia, New Zealand, and South Korea. Below is a breakdown of patents by product, with unextended patent expiration dates indicated:

Epoladerm

The product candidate is covered by US Patent No. 8,349,297 (expires December 4, 2028) as well as issued patents in South Africa, Mexico, Republic of Korea, Japan, Canada, Turkey, Slovakia, Slovenia, Sweden, Portugal, Poland, Netherlands, Latvia, Luxembourg, Lithuania, Italy, Ireland, Hungary, Greece, United Kingdom, France, Finland, Spain, Denmark, Germany, Czech Republic, Switzerland, Belgium and Austria (all of which expire September 14, 2026). The patents contain broad composition claims to a platform of pharmaceutical formulations which form a film on spray administration where the active agent is present at least 80% saturation and there is no undissolved active agent in the formulation. The claims also include a method of treatment and an aerosol dispenser containing the formulation. There is a PCT patent application (PCT/US2024/041405) that relates to specific spray formulations of diclofenac.

Probudur

The product candidate is covered by US Patent No. 9,713,591 (expires July 24, 2030) and US Patent Nos. 10,842,745 and 11,839,685 (expire October 10, 2029) as well as a European patent (expires October 11, 2029) and a Chinese patent (expires October 11, 2029). There is also a pending US application which is a continuation of US Patent No. 11,839,685. The patents contain composition claims to pharmaceutical compositions having an external storage solution containing an active pharmaceutical ingredient and particles of liposomes embedded in a polymeric matrix contained within the storage solution.

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

Patent Family 5 includes national phase filings of WO 2021/234413 which includes patent applications in the United States, Canada, Europe, Japan, South Korea and China. These patent applications cover acetylated amphiphilic carbohydrate compounds of average molecular weight 1-50 kDa which is based on a glycol chitosan, wherein the levels of acetylation can be modified. The compound can be formulated with hydrophobic compounds where the degree of acetylation of the carbohydrate compound is optimized to maximize solubilization of the compounds. Patents from these applications, if issued, would expire in 2041.

Patent Family 6 comprises PCT/US2024/036371 which covers delivering leucine-5-enkephalin encapsulated in GCPQ intranasally via a drug or medicine dispersion and delivery system. Patents from this provisional application, if issued, would expire in 2044.

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

AnQlar

This product candidate is specifically covered by a PCT application WO 2022/043678A1 by a family of patent applications (United States, Canada, Japan, China, Europe, Mexico and Australia) which describes a molecular masking spray for use as an anti-viral barrier to potentially prevent, or reduce the risk or the intensity of, viral infections in humans. Depending on the formulation and mode of administration of AnQlar, the product candidate may also be covered by many of the patents and patent application which cover Envelta.

NobrXiol

This product candidate is specifically covered by a PCT application WO/2024/057039 which describes compositions containing an amphiphilic carbohydrate compound and a cannabinoid which may be intranasally delivered. Depending on the formulation and of NobrXiol, the product candidate may also be covered by many of the patents and patent application which cover Envelta.

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

Human Capital Resources

As of February 24, 2025, we have a total of 2 full time employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our current relations with our employees to be good.

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

We are a preclinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $12.1 million and $15.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $71.6 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses which have primarily consisted of legal defense costs, legal settlement, and general corporate purposes.

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

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2024 and December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Due to our continuing losses and the anticipated significant decrease in our cash position from the payments to be made to the Plaintiffs pursuant to the Settlement Agreement, there exists substantial doubt about our ability to continue as a going concern. Pursuant to the Settlement Agreement, we have paid the Plaintiffs $6.0 million in 2024. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

We will require additional financings to fund our operations, including completing clinical development of and to commercially develop all of our product candidates, related indemnification and/or contribution payments, if any, and which such payments may be material, as well as other potential estimated separation payments to our former Chief Executive Officer, which also may be material. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

We will need to spend substantial amounts to advance the clinical development of and launch and commercialize our product candidates.

The amount we will spend for our clinical development of and launch and commercialization of our product candidates is difficult to estimate. For example, we estimate that we will require at least a total of approximately $7.5 million for the completion of planned development for commencing a clinical trial for Probudur in 2025 and other expenditures that we will need to incur in order to develop our other product candidates and our ongoing operations during that period, potential cash separation payments to our former Chief Executive Officer and potential marketing and advertising services expenditure to communicate information about the Company to the financial community. Our estimate of our clinical trial timing may change and we may need substantially more funds to commence our planned clinical trial for Probudur. The estimate assumes no disruptions to the ongoing operations and the product development process. We have recently implemented significant cost-cutting measures and eliminated our D&O insurance coverage, as described in the risks below. There is a risk that the Company will not be able to retain or replace key directors, officers, and employees who may seek alternative employment opportunities, which could result in significant disruptions to our business and cause delay in the above mentioned clinical trial timeline. The Company will require additional funding if there is a delay in commencing a clinical trial. Even if we sell the maximum number of Securities in this offering, we will need to raise additional capital in order to commence our clinical trial. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. In addition, our strategy for AnQlar and Epoladerm is to license out or partner these assets as we continue to focus our efforts on our prescription drug pipeline. If we are unsuccessful in our partnering activities and/or financing activities, we may be unable to develop AnQlar and Epoladerm.

In addition, litigation related indemnification and/or contribution payments, if any, and which may be material, and any cash estimated separation payments that we make to our former Chief Executive Officer, which may be material, will further reduce our cash position. See Note 5 to the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information regarding these payments. We have incurred losses since inception, including a loss of $12.1 million for the year ended December 31, 2024. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2024, we had NOLs of approximately $49.7 million for federal and $51.9 million for state income tax purposes. Our federal NOL of $49.7 million includes $326,000 which expires in 2037, and the remaining NOL has an indefinite carryover period subject to limitation, and our state NOL’s of $51.9 million expire from 2037 through 2044. Additionally, we have $676,000 of R&D credits which have a 20-year carryforward period, which will expire from 2038 to 2044.

Under TCJA (defined below), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2024, we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2022, may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

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

We recently implemented significant cost-cutting measures. While these actions were deemed necessary to conserve capital, they may negatively affect employee morale and retention. There is a risk that key directors, officers, and employees may seek alternative employment opportunities, which could result in significant disruptions to our business. If we are unable to retain or replace qualified personnel, it could adversely affect our ability to execute our business strategy, maintain continuity in our operations, and meet key development milestones.

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

The recent elimination of directors and officers insurance may negatively impact our ability to retain key personnel and disrupt our business operations.

We have recently implemented significant cost-cutting measures and have eliminated our directors and officers insurance coverage. These actions could result in key directors, officers, and employees seeking alternative employment opportunities. For example, on September 3, 2024, we received a letter from Kagen, Caspersen & Bogart PLLC, legal counsel to Gerald Bruce, our former Chief Executive Officer, and Vinay Shah, our former Chief Financial Officer, regarding their employment agreements with the Company. In said letter, they made certain allegations that the Company violated their employment agreements as a result of the 50% reduction of the executives’ contractual base compensation and, as a result, the executive may resign after the 30-day cure period for good reason and be entitled to payment of severance compensation. On October 5, 2024, Gerald Bruce, our former Chief Executive Officer and member of the Board, and Vinay Shah, our former Chief Financial Officer, notified the Company of their resignation from their respective positions, effective immediately. The further departure of key personnel could cause disruptions to our business operations and negatively impact our ability to execute our business strategy. If we are unable to retain or replace key personnel, our business, financial condition, and results of operations could be materially and adversely affected.

Our arrangements relating to independent contractors may be questioned by the relevant authorities and if such authorities determine that such arrangements constitute employment, we may be liable to make certain back payments and payments of interest and penalties to such authorities.

We believe that we have a reasonable basis to treat our CEO and CFO as independent contractors and not as employees pursuant to the independent contractor agreements we have entered with each of them. However, if the Internal Revenue Service (IRS) or any relevant state tax authority nonetheless deem that such arrangements constitute an employment relationship between us and our CEO and CFO, we may be liable to pay such amounts in income and payroll taxes as we would have paid had such persons been treated as employees, the employer portion of any applicable payroll taxes, interest on such payments from the date such payments would have been due to the payment date and any applicable statutory or other penalties assessed.

There can be no assurance that the arrangements will be deemed compliant with the relevant tax legislation or that if they are found not to be, that the amounts that may be ultimately assessed against us would have not a material adverse effect on our financial condition and results of operations.

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

The market price of our common stock is highly volatile and for the year ended December 31, 2024, the market price of our common stock has ranged from $5.48 to $0.29 per share. The recent fluctuations in our trading price and future trading in our common stock may be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our shares of Common Stock are listed for trading on the Nasdaq Capital Market under the symbol “VRPX”. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements, the Minimum Stockholders’ Equity Rule or the Minimum Bid Price Rule, the Nasdaq Capital Market may take steps to delist our Common Stock.

On April 2, 2024, we received a notification letter from the Listing Qualifications Staff of the Nasdaq notifying us that our stockholders’ equity as reported in our Annual Report, did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Rule”). In the Annual Report, we reported stockholders’ equity of $1,934,321, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this prospectus, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules. In our Annual Report on Form 10-K for the fiscal quarter ended December 31, 2024, we reported stockholders’ deficit of $0.9 million.

Pursuant to Nasdaq’s Listing Rules, we were given 45 calendar days (or until May 17, 2024), to submit a plan to evidence compliance with the Minimum Stockholders’ Equity Rule (a “Compliance Plan”). We submitted a Compliance Plan within the required time period, which included raising funds from equity offerings. On July 29, 2024, we received notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we were granted an extension through September 30, 2024 to regain compliance with Nasdaq Listing Rule 5550(b)(1). On October 3, 2024, we received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. As a result, we requested an appeal of the Staff’s determination. We submitted a hearing request to the Nasdaq Hearings Panel, which request is expected to stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company’s request or an additional extension period, or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

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

As settlement consideration, the Company agreed to pay Sorrento and Scilex a total cash payment of $6 million, of which $3.5 million was paid the date that the Settlement Order was entered by the Bankruptcy Court (the “Effective Date”), which payment was made on March 18, 2024 and the remaining $2.5 million was paid on July 8, 2024. Additionally, the Company agreed to pay to Plaintiffs royalties of 6% of annual net sales of products developed from drug candidates Epoladerm, Probudur and Envelta until the earlier of the expiration of the last-to-expire valid patent claim of such product and the expiration of any period of regulatory exclusivity for such product.

Pursuant to the Settlement Agreement, each of the Plaintiffs and the Company provided mutual releases of all claims as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Action. Plaintiffs’ release relates to claims against the Company only. Plaintiffs’ release as to the Company was effective upon our initial payment of $3.5 million, and our release of the Plaintiffs was effective on the Effective Date.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on Nasdaq under the symbol “VRPX” and began trading on February 17, 2021. Prior to that date, there was no public market for our stock. The last reported sale price of our common stock on Nasdaq on February 24, 2025 was $0.252 per share of common stock.

Holders

As of February 24, 2025, there were approximately 38 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	139,008 (2)	$25.29	444,413	(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	139,008	$25.29	444,413

(1)	The amounts shown in this row include securities under the 2017 Plan and the 2022 Plan.
(2)	Includes 62,005 and 77,003 shares of common stock issuable upon exercise of outstanding options pursuant to the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2024.
(3)	In accordance with the “evergreen” provision in the 2022 Plan, an additional 744,379 shares were automatically made available for issuance on the first day of 2025, which represents 5% of the number of shares outstanding on December 31, 2024; these shares are excluded from this calculation.
(4)	Includes 0 and 444,413 shares of common stock available for issuance under the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2024.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. As noted in Note 5 Commitments and Contingencies, the Company has recently settled litigation with the Plaintiffs and entered into a Settlement Agreement. As of December 31, 2023, the Company had accrued $6.0 million with respect to the litigation. Based on the facts of the litigation and the Settlement Agreement that was executed in 2024, the Company has paid $6.0 million with respect to the litigation for the year ended December 31, 2024. The Company recognized $4.0 million for the year ended December 31, 2023, included in general and administrative expenses on the consolidated statements of operations. We have also accrued an estimated $711,000 for payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us.

Results of Operations

Years Ended December 31, 2024 and 2023

Operating expenses:

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Operating expenses:
General and administrative	$6,260,627	$10,572,181	$(4,311,554)	(41)%
Research and development	5,819,308	5,117,608	701,700	14%
Total operating expenses	$12,079,935	$15,689,789	$(3,609,854)	(23)%

General and administrative expenses decreased by $4.3 million, or 41%, to $6.3 million for the year ended December 31, 2024 from $10.6 million for the year ended December 31, 2023. The primary reason for the decrease in general and administrative costs was mainly due to the litigation liability and legal expenses recorded for the year ended December 31, 2023 related to the lawsuit which was settled in early 2024, compared to minimal legal expenses that were recorded in the year ended December 31, 2024 along with higher salary expense recorded for the year ended December 31, 2023 related to bonus accrual, which was substantially reduced in the same period in 2024, and reduced stock option and Directors and Officers insurance expense. Along with a reimbursement of legal defense costs of $1.25 million during the three months ended March 31, 2023 pursuant to our Directors and Officers’ insurance policy, which offset general and administrative expenses.

Research and development expenses increased by $0.7 million, or 14%, to $5.8 million for the year ended December 31, 2024, from $5.2 million for the year ended December 31, 2023. The increase was primarily attributable to $2.5 million related to Probudur preclinical activities, which is our lead asset. This was partially offset by a decrease in AnQlar, Epoloderm and NobrXiol preclinical activities, including credits for cancellation of prior AnQlar contracts and reduced stock compensation expense.

The following table presents R&D expenses tracked on a program-by-program basis for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Program expenses:
Envelta	$237,374	$268,868
Probudur	5,337,724	2,872,819
Epoladerm	124,437	714,471
AnQlar	(52,007)	836,629
NobrXiol	88,392	215,415
Total program expenses	5,735,920	4,908,202
Unallocated expenses:
Stock based compensation	83,388	209,406
Total other research and development expense	83,388	209,406
Total research and development expenses	$5,819,308	$5,117,608

Other income (expenses):

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Other income (expenses):
Interest expense	(103,750)	—	(103,750)	(100)%
Other income	$116,460	$500,281	$(383,821)	(77)%
Total other income (expense):	$12,710	$500,281	$(487,571)	(97)%

Other income decreased by $0.5 million primarily due to interest income declining due to lower cash balances and increased interest expense associated with the secured note issuance and early payoff.

Liquidity and Capital Resources

Years Ended December 31, 2024 and 2023

Capital Resources

	As of December 31,		Change
	2024	2023	Dollars	Percentage
Current assets	$1,555,614	$9,628,345	(8,072,731)	(84)%
Current liabilities	$2,469,374	$7,694,024	(5,224,650)	(68)%
Working (deficit) capital	$(913,760)	$1,934,321	(2,848,081)	(147)%

As of December 31, 2024, our principal source of liquidity was our cash, which totaled approximately $1.5 million. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us, which does not include accrual for any potential indemnification or contribution claims that he may seek from us that are related to the Action. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any preclinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

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

Cash Flows

Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows from operating activities:

	For the Year Ended December 31,
	2024	2023
Statement of cash flow data:
Net cash used in operating activities	$(16,712,900)	$(9,853,772)
Net cash provided by financing activities	9,084,445	—
Net change in cash	$(7,628,455)	$(9,853,772)

Operating Activities

For the year ended December 31, 2024, cash used in operations was $16.7 million compared to $9.9 million for the year ended December 31, 2023. The increase in cash used in operations was primarily the result of the payment of $6.0 million related to the legal settlement in March of 2024.

Financing Activities

For the year ended December 31, 2024, cash provided by financing activities was $9.1 million, this was mainly due to two public offerings where we sold securities for net proceeds of $6.3 million and the exercise of warrants for proceeds of $2.8 million.

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

We incurred a net loss of $12.1 million and $15.2 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $71.6 million as of December 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been from the $15.8 million that we raised from the issuance of securities in our initial public offering that closed in February 2021 and the $37.0 million that we raised from the issuance of securities in a follow on offering that closed in September 2021 along with $6.3 million that we raised from the issuance of securities in public offerings during the year ended December 31, 2024.

At December 31, 2024, we had cash of approximately $1.5 million, on February 24, 2025, we had cash of approximately $3.9 million. We accrued $0.7 million for estimated payments to be made to our former Chief Executive Officer with respect to his separation from employment with us. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us. Due to our continuing losses and our cash position, there exists substantial doubt about our ability to continue as a going concern. Our Auditor’s report contains an emphasis of matter regarding our substantial doubt of continuing as a going concern. The accompanying financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

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

Additional financings will be needed by us to fund our operations to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. We also may be forced to curtail spending in research and development activities in order to conserve cash.

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

While expected to be temporary, these disruptions may negatively impact our results of operations, financial condition, and liquidity in 2025 and potentially beyond.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position
Executive Officers
Jatinder Dhaliwal	36	Chief Executive Officer (Principal Executive Officer) and Class II Director
Usama Chaudhry	34	Chief Financial Officer (Principal Financial) and Corporate Secretary
Sheila A. Mathias, PhD, J.D., MBA	57	Chief Scientific Officer

Directors
Katharyn Field	41	Class II Director
Charn Deol	74	Class III Director
Judy Su	39	Class I Director
Esha Randhawa	36	Class III Director

Executive Officers

Jatinder Dhaliwal has served as our Chief Executive Officer since October 6, 2024, and as a director since July 2024. Mr. Dhaliwal will provide strategic leadership, oversight, and advisory services, including advancing the Company’s drug development programs and regulatory applications, achieving key regulatory milestones, and performing other responsibilities consistent with his position as CEO.

Mr. Dhaliwal brings extensive leadership experience in the pharmaceutical and biotechnology industries. His expertise positions him to lead the Company in achieving its strategic objectives.

Usama Chaudhry became our Chief Financial Officer in November 2024. Mr. Chaudhry will oversee the Company’s financial reporting, budgeting, and compliance functions, as well as develop and implement financial strategies.

Mr. Chaudhry is a seasoned executive with extensive expertise in corporate development, investor relations, financial reporting, and corporate governance. He currently serves on several public company boards and has a track record of aligning strategic objectives with cost-control measures to enhance organizational performance. Mr. Chaudhry earned a Bachelor of Commerce degree, majoring in accounting, from the University of Northern British Columbia.

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

Directors

Katharyn Field became a director in July 2024. Ms. Katharyn (Katie) Field’s background includes positions spanning both the private and public sectors and brings a wealth of experience and expertise in strategy consulting and executive leadership. Ms. Field is currently the CEO and Chairman of Halo Collective Inc., an Executive Director at Akanda Corporation, and the Chairperson of Aerwins Technology. She has held prominent positions at renowned organizations including in the White House in the office of the public liaison, the Brookings Institution as a manager of operations, and Bain & Company as a consultant. In 2014, Ms. Field entered the cannabis industry working with one of the original vertically integrated licensed medical marijuana treatment centers in Florida. Subsequently, she operated a strategy consulting practice focused on cannabis and served as Executive Vice President of Corporate Development at MariMed from 2018 to 2019. Ms. Field holds an MBA from Columbia Business School and a BA with honors from Stanford University.

Judy Su became an independent director in July 2024. Ms. Judy Su was lead pharmacist at a national drug store for six years and has knowledge and experience of large-scale retail distribution of scheduled drugs and medications. Currently, Ms. Su works as a pharmacist in the public sector. She has years of experience serving as an independent director for multiple publicly traded companies listed in Canada (CSE,TSX). Judy graduated in 2012 at the University of British Columbia with a bachelor’s degree in pharmacy.

Jaydriane Panis On December 17, 2024, we appointed as an independent director Mr. Jaydriane (Jay) Panis to our Board to fill the vacancy created by the resignation of Mr. Gary Herman on December 6, 2024. Mr. Panis is a Certified Financial Planner (CFP) with more than 20 years of experience in the financial services industry. He is the founder of his own financial planning practice and serves as a director at a prominent Canadian financial planning firm based in British Columbia. Mr. Panis holds diplomas in Financial Management and Business Management and has a strong track record of helping clients achieve their financial goals through effective planning and leadership. We believe that Mr. Panis’s expertise and leadership experience in financial management will provide valuable strategic insights to the Company. He resigned from the board on February 3, 2025.

Esha Randhawa became an independent director in November 2024. Esha Randhawa is a pharmacist and entrepreneur with extensive expertise in regulations, retail and hospital pharmaceutical operations, and medical cannabis. Her entrepreneurial spirit and forward-thinking approach have led to significant achievements in business development, market expansion, and operational efficiency which she honed while working for Rexall Pharmacy Group, a subsidiary of McKesson Corporation. Esha possesses a strong focus on patient care specializing in pain management and renal and transplant pharmaceutical services that she performs in a hospital setting. She has hands-on experience managing teams and ensuring compliance with health regulations at different levels of government. Esha’s dual Bachelor of Science degrees in Pharmaceutical Sciences and Biology from the University of British Columbia complement her strong leadership, mentorship, and problem-solving skills. She continues to make an impact through innovation, education, and dedication to healthcare.

Charn Deol

On February 5, 2025, the Board of the Company appointed Mr. Charn Deol as an independent director of the Company, effective immediately. Mr. Deol was appointed to fill the vacancy created by the resignation of Jaydriane (Jay) Panis, who resigned from the Board on February 3, 2025. In connection with his appointment, Mr. Deol has also been designated as the Chair of the Audit Committee, and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.

Mr. Deol is a multi-industry executive with over 35 years of public company management experience. His recent experience includes serving as a director or in management roles for numerous Canadian private and public companies, including his current positions as a director of Bayridge Resources Inc., Trilogy AI Corp, and Green Battery Minerals Inc., as well as Chief Financial Officer at Akanda Corp. He has extensive experience in the public markets, including guiding private Canadian companies through the regulatory process of going public.

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

Board Structure and Committee Composition

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of five (5) directors. The Certificate of Incorporation provides that our Board of Directors shall consist of at least one director but not more than nine directors and that the number of directors may be fixed from time to time by resolution of our Board of Directors.

In accordance with the terms of the Certificate of Incorporation and bylaws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Judy Su, and ; her term will expire at the 2025 annual meeting of stockholders.

●	The Class II directors are Jatinder Dhaliwal, Katharyn Field and; their terms will expire at the 2025 annual meeting of stockholders.

●	The Class III directors are Charn Doel and Esha Randhawa; their terms will expire at the 2025 annual meeting of stockholders.

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

Audit Committee

Our Audit Committee is comprised of Ms. Judy Su, Mr. Deol, and Ms. Randhawa, with Mr. Deol serving as Chairman of the audit committee. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable rules of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Deol is an “audit committee financial expert” within the meaning of SEC regulations and the applicable rules of the Nasdaq Capital Market. The Audit Committee’s responsibilities include:

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

Compensation Committee

Our Compensation Committee is composed of Ms. Judy Su, Mr. Deol and Ms. Randhawa, with Ms. Randhawa serving as Chairman of the committee. Our Board of Directors has determined that each director serving on the Compensation Committee is “independent” in accordance with Rule 10C-1 under the Exchange Act and as defined under the applicable listing standards of the Nasdaq Capital Market. Further, the Board of Directors has determined that the directors serving on the Compensation Committee are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Ms. Judy Su, Mr. Deol and Ms. Randhawa serving as Chairman of the committee. Our Board of Directors has determined that each director serving on the Nominating and Corporate Governance Committee is “independent” as defined in the applicable rules of the Nasdaq Capital Market. The nominating and corporate governance committee’s responsibilities include:

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

Science and Technology Committee

Our Science and Technology Committee is comprised of Mr. Dhaliwal, Ms. Su, Ms. Katharyn Field and Ms. Randhawa, with Ms. Randhawa serving as the Chairman of the committee. Our Science and Technology Committee is responsible for, among other things:

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

 Code of Business Conduct and Ethics

We have adopted written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on our website at www.virpaxpharma.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Capital Market rules concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this filing.

Legal Proceedings

See the disclosure under Item 3: Legal Proceedings above for a discussion of the Complaint naming Mr. Mack and the Company as defendants.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for each of our principal executive officers serving during the most recently completed fiscal year, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the company at the end of the most recently completed fiscal year (collectively, our “Named Executive Officers”) for services rendered in all capacities to us for the years ended December 31, 2024 and December 31, 2023. This section describes the executive compensation program in place for our Named Executive Officers during the year ended December 31, 2024.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board of Directors. In 2024, our “Named Executive Officers” and their positions were:

●	Jatinder Dhaliwal, our Chief Executive Officer;

●	Usama Chaudhry, our Chief Financial Officer;

●	Sheila A. Mathias, PhD, JD, our Chief Scientific Officer;

●	Gerald Bruce, our Former Chief Executive Officer and;

●	Vinay Shah, our Former Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2024 and 2023:

Name & Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
Jatinder Dhaliwal(2)	2024	$—	$—	$1,300	$47,000	$48,300
Chief Executive Officer

Usama Chaudhry(3)	2024	$—	$—	$—	$20,000	$20,000
Chief Financial Officer

Sheila A. Mathias PhD, JD	2024	$340,000	$—	$31,000	$—	$371,000
Chief Scientific Officer	2023	$308,000	$115,000	$75,000	$—	$498,000

Gerald W. Bruce(4)	2024	$374,000	$—	$14,000	$—	$388,000
Former Chief Executive Officer	2023	$38,000	$29,000	$61,000	$—	$128,000

Vinay Shah(5)	2024	$232,000	$—	$31,000	$—	$263,000
Former Chief Financial Officer	2023	$123,000	$115,000	$86,000	$—	$324,000

(1)	Amounts reflect the full grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Mr. Dhaliwal was appointed as our Chief Executive Officer effective as of October 6, 2024. Amounts included in the, all other compensation column reflect compensation received under a consulting agreement as our Chief Executive Officer between October 6, 2024 and December 31, 2024.
(3)	Mr. Chaudhry was appointed as our Chief Financial Officer effective as of November 18, 2024. Amounts included in the, all other compensation column reflect compensation received under a consulting agreement as our Chief Financial Officer between November 18, 2024 and December 31, 2024.
(4)	Mr. Gerald Bruce was appointed as our Chief Executive Officer effective as of November 20, 2023 and resigned on October 5, 2024. Amounts included in the salary and bonus columns reflect compensation received as Chief Executive Officer between November 20, 2023 and October 5, 2024. Prior to being appointed as Chief Executive Officer, Mr. Bruce received equity compensation as a consultant serving as our Executive Vice President of Commercial Operations.

(5)	Mr. Shah was appointed as our Chief Financial Officer effective as of June 20, 2023 and resigned on October 5, 2024. Amounts included in salary and bonus columns reflect compensation received as Chief Financial Officer between June 20, 2023 and October 5, 2024.

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

Compensation Arrangements with our Named Executive Officers

Mr. Dhaliwal

On November 19, 2024, we entered into an Independent Contractor Agreement (the “Agreement”) with Jatinder Dhaliwal, the Company’s Chief Executive Officer (the “CEO”) and a member of the Board, through his personal corporation, Jat Consulting Corp., a company incorporated under the laws of the Province of British Columbia, Canada.

On December 30, 2024, we entered into an amendment (the “Amendment”) to the Agreement to clarify certain provisions. The Amendment confirms that the term “Contractor” in the Agreement refers exclusively to Jat Consulting Corp., through which Mr. Dhaliwal provides his services as CEO. The Amendment also clarifies that all payments under the Agreement are made directly to Jat Consulting Corp., which is responsible for compensating its personnel, including Mr. Dhaliwal. Additionally, the Amendment addresses tax responsibilities, indemnification provisions, and other terms to ensure compliance with applicable laws and regulations.

Mr. Dhaliwal was appointed as the Company’s CEO on October 6, 2024. Under the Agreement, Mr. Dhaliwal will provide strategic leadership, oversight, and advisory services, including advancing the Company’s drug development programs and regulatory applications, achieving key regulatory milestones, and performing other responsibilities consistent with his position as CEO. Mr. Dhaliwal brings extensive leadership experience in the pharmaceutical and biotechnology industries. His expertise positions him to lead the Company in achieving its strategic objectives. There are no family relationships between Mr. Dhaliwal and any director, executive officer, or other significant person at the Company. Additionally, Mr. Dhaliwal has not been involved in any legal proceedings required to be disclosed under Item 401(e) of Regulation S-K in the past ten years.

Under the terms of the Agreement, the Company will pay Jat Consulting Corp. an annual fee of $200,000, payable in equal monthly installments, and milestone-based incentive payments tied to the achievement of key regulatory and clinical development objectives, including Investigational New Drug (IND) status, commencement of clinical trials, and FDA approval. The Agreement also includes confidentiality obligations that survive termination and provides for

Mr. Chaudhry

On November 18, 2024, we appointed Mr. Usama Chaudhry as Chief Financial Officer of the Company under an Independent Contractor Agreement with Chaudhry U Consulting Inc., a Canadian corporation represented by Mr. Chaudhry. In this role, Mr. Chaudhry will oversee the Company’s financial reporting, budgeting, and compliance functions, as well as develop and implement financial strategies.

On December 30, 2024, we entered into an amendment (the “Amendment”) to the Agreement to clarify certain provisions. The Amendment confirms that the term “Contractor” in the Agreement refers exclusively to Chaudhry U Consulting Inc., through which Mr. Chaudhry provides his services as CFO. The Amendment also clarifies that all payments under the Agreement are made directly to Chaudhry U Consulting Inc., which is responsible for compensating its personnel, including Mr. Chaudhry. Additionally, the Amendment addresses tax responsibilities, indemnification provisions, and other terms to ensure compliance with applicable laws and regulations.

Mr. Chaudhry is a seasoned executive with extensive expertise in corporate development, investor relations, financial reporting, and corporate governance. He currently serves on several public company boards and has a track record of aligning strategic objectives with cost-control measures to enhance organizational performance. Mr. Chaudhry earned a Bachelor of Commerce degree, majoring in accounting, from the University of Northern British Columbia.

There are no family relationships between Mr. Chaudhry and any director, executive officer, or other significant person at the Company. Additionally, Mr. Chaudhry has not been involved in any legal proceedings required to be disclosed under Item 401(e) of Regulation S-K in the past ten years.

Under the terms of the Independent Contractor Agreement, we will pay Chaudhry U Consulting Inc. an annual fee of $180,000, payable in monthly installments, and reimburse reasonable, pre-approved expenses incurred in the performance of services.

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

On October 23, 2024, Dr. Mathias amended her Employment Agreement. Dr. Mathias shall be paid an annual salary at the rate of Three Hundred Fifty Thousand Dollars ($350,000), payable in accordance with the Company’s payroll practices and policies in effect from time to time and subject to applicable withholding of income taxes, social security taxes, and other payroll deductions as required by law or applicable employee benefit programs. Executive’s base salary is subject to adjustment by the Board or a committee of the Board. Dr. Mathias’s annual base salary, as in effect from time to time, is hereinafter referred to as the “Base Salary.” The previous salary of Three Hundred Twelve Thousand Dollars ($312,000) shall no longer be in effect, and the new Base Salary shall be effective as of October 16, 2024. Dr. Mathias will be eligible for retroactive pay resulting from salary reductions, subject to the Company’s discretion and financial condition. If approved, the retroactive amount of $39,000 will be paid in a lump sum, at the Company’s option, no later than October 31, 2024, which was approved and paid in November 2024. Upon termination of Dr. Mathias’ employment, Dr. Mathias shall be entitled to a payment equivalent to one (1) year of Base Salary and one (1) year of bonus, in accordance with the terms set forth in the Original Agreement.

Former Executive Officers

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

Effective October 5, 2024, Mr. Bruce resigned as our Chief Executive Officer.

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

Effective October 5, 2024, Mr. Shah resigned as our Chief Financial Officer.

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

Equity compensation

Outstanding equity awards at fiscal year-end table

The following table sets forth information concerning the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2024:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jatinder Dhaliwal	—	2,500	(5)	0.58	07/05/2034
Chief Executive Officer

Usama Chaudhry(1)	—	—		—	—
Chief Financial Officer

Sheila A. Mathias, PhD, JD	2,500	—		46.20	4/07/2031
Chief Scientific Officer	4,044	2,023	(2)	21.30	1/31/2032
	3,734	7,466	(2)	7.88	1/25/2033
	—	11,200	(2)	3.18	1/28/2034

Gerald W. Bruce(3)	1,516	—		98.90	1/03/2025
Former Chief Executive Officer	3,000	—		46.20	1/03/2025
	6,000	—		17.60	1/03/2025
	10,000	—		7.30	1/03/2025

Vinay Shah(4)	3,437	—		9.90	1/03/2025
Former Chief Financial Officer

(1)	No options have been granted.
(2)	These options vest equally over 3 years starting one year after anniversary date.
(3)	All of Mr. Bruce’s option awards were forfeited in January of 2025.
(4)	All of Mr. Shah’s options awards were forfeited in January of 2025.
(5)	These options vest upon the one-year anniversary of the grant date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	139,008 (1)	$25.29	444,413	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	139,008	$25.29	444,413

(1)	Includes 62,005 and 77,003 shares of common stock issuable upon exercise of outstanding options pursuant to the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2024.
(2)	In accordance with the “evergreen” provision in the 2022 Plan, an additional 744,379 shares were automatically made available for issuance on the first day of 2025, which represents 5% of the number of shares outstanding on December 31, 2024; these shares are excluded from this calculation.
(3)	Includes 0 and 444,413 shares of common stock available for issuance under the 2017 Plan and the 2022 Plan, respectively, as of December 31, 2024.

Employee benefits plans

We currently provide broad-based health and welfare benefits that are available to all of our employees, including our Named Executive Officers, including medical, dental, vision, life and disability insurance.

Director Compensation

The following table sets forth information concerning the compensation paid or earned to our non-employee directors, as well as employee directors who are not Named Executive Officers, during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Eric Floyd, PhD(3)	$42,500	$12,600	$55,100
Katharyn Field	$968	1,300	2,268
Jaydriane Panis	$968	—	968
Judy Su	$968	1,300	2,268
Esha Randhawa	$968	—	968
Gary Herman(4)	$20,000	1,300	21,300
Jerrold Sendrow, CFP(5)	$30,000	$7,000	$37,000
Thani Jambulingam, PhD(5)	$30,000	$7,000	$37,000
Vanila M. Singh, MD(6)	$42,500	$7,000	$49,500
Michael F. Dubin(5)	$30,000	$7,000	$37,000
Barbara A. Ruskin, PhD, J.D. (5)	$30,000	$7,000	$37,000
Jeffrey Gudin, MD (7)	$136,000	$—	$136,000

(1)	Amounts reflect the full grant date fair value of stock options granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 7 to our financial statements included in this Annual Report on Form 10-K.
(2)	The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our non-employee directors, as well as employee directors who are not Named Executive Officers, who served as directors during the year ended December 31, 2024.
(3)	Eric Floyd resigned as of September 20, 2024.
(4)	Gary Herman resigned as of December 6, 2024.
(5)	These non-employee directors resigned as of July 5, 2024, and for their vested stock option the exercise period was extended to one year.
(6)	Vanila Singh resigned as of September 19, 2024.
(7)	The amount shown in fees earned or paid in cash of $136,000 was earned in his capacity as an employee (including severance payments) and not as a director.

Name	Number of Shares Subject to Outstanding options as of December 31, 2024
Katharyn Field	2,500
Jaydriane Panis	—
Judy Su	2,500
Esha Randhawa	—
Gary Herman	—
Jeffrey Gudin, MD	15,258
Eric Floyd, PhD	—
Jerrold Sendrow, CFP	9,054
Thani Jambulingam, PhD	9,756
Vanila M. Singh, MD	—
Michael F. Dubin	5,231
Barbara Ruskin, PhD, J.D.	2,500

Non-Employee Director Compensation Policy

The 2022 Plan includes a director compensation policy which provides for:

●	on January 1 of each year, each non-employee director will be granted Stock Options under the 2022 Plan to purchase 1,500 shares of our common stock.

●	each new non-employee director will be granted Stock Options under the 2022 Plan to purchase up to 2,500 shares of our common stock, as determined by the Compensation Committee, at the time the individual first becomes a director.

●	on January 1, of each year, each then serving non-Chair member of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall automatically be granted Stock Options to purchase 500 shares of common stock under the 2022 Plan, and the Chair of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee shall each be granted Stock Options to purchase 1,000 shares of common stock under the 2022 Plan.

In addition, our non-employee directors receive a cash payment $60,000 per year, however in Q3 2024 the board voted and approved to suspend all non-employee director stock option grants, and no cash payments shall be accrued. As of December 17, 2024, the board voted and approved to pay non-employee directors a monthly cash payment of $2,000, the amount accrued as of December 31, 2024 was pro-rated.

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

On July 5, 2024, options to purchase 2,500 shares of Common Stock were granted to each new Non-Employee Directors, with all grants being made under the 2022 Plan. The options have an exercise price of $0.58 per share, the fair market value of the Common Stock on the date of grant. The options granted to the directors will vest upon the one-year anniversary of the grant date and have a ten-year expiration date

Limitation of Directors Liability and Indemnification

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of February 24, 2025:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 26,562,581 shares of common stock outstanding as of February 24, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 24, 2025 are counted as outstanding. Unless noted otherwise, the address of all listed stockholder is 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or Greater Stockholders
None	—		—%

Named Executive Officers and Directors Other Than 5% or Greater Stockholders
Jatinder Dhaliwal	—		—
Usama Chaudhry	—		—
Sheila Mathias, PhD, J.D., MBA	19,767	((1)	*
Katharyn Field	—		(—
Jaydriane Panis	—		—
Charn Doel	—		—
Judy Su	—		—
Esha Randhawa	—		—
Gerald Bruce	404	(2)	*
Vinay Shah	—	(3)	—
All Current Directors and Officers as a Group (7 persons)	19,767		*

*	Less than 1%.
(1)	Includes 19,767 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 24, 2025.
(2)	Gerald Bruce, our Former Chief Executive Officer who resigned on October 5, 2024, includes 404 shares of common stock.
(3)	Vinay Shah resigned as our Chief Financial Officer, effective October 5, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

There were no related party transactions during the years ended December 31, 2024 and 2023.

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024 and 2023 and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties.

Director Independence

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Charn Deol , Judy Su, and Esha Randhawa do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Market and the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees paid for professional services rendered by Bush & Associates CPA LLC, our independent registered public accounting firm, for each of the last two fiscal years.

Year ending December 31,	2024	2023
Audit fees(1)	$85,000	$30,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$85,000	$30,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Bush & Associates CPA LLC, located in Henderson, Nevada, Firm ID: 6797, that would have required our audit committee to consider their compatibility with maintaining the independence of Bush & Associates CPA LLC.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Bush & Associates CPA LLC for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements and related notes, together with the report of Bush & Associates CPA, LLC appear at pages F-1 through F-24 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 31, 2021).
3.2	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 31, 2021).
3.3	Amendment to By-Laws dated June 5, 2023 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 7, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
3.5	Amended and Restated Bylaws of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on November 29, 2024)
4.1	Specimen Certificate representing shares of common stock of Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.2	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).
4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
4.4	Description of Securities. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 26, 2024.
4.5	Form of Series A-1 Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)
4.6	Form of Series A-2 Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on November 15, 2024)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on January 30, 2025)
10.1	Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.2	Form of Nonqualified Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.3	Form of Incentive Stock Option Award under 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.4	Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated as of September 18, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020) †
10.5	Consulting Agreement by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce, dated as of March 11, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on October 9, 2020).†
10.6	Form of Indemnification Agreement entered into by Virpax Pharmaceuticals, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020).
10.7	License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of June 6, 2017 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #
10.8	First Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of September 2, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020) #
10.9	Second Amendment to the License Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of October 31, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020)#
10.10	Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of April 11, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.11	First Amendment to the Research and Option Agreement by and between MedPharm Limited and Virpax Pharmaceuticals, Inc., dated as of May 30, 2018 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.12	License and Sublicense Agreement by and between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 19, 2018 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #

10.13	Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of April 11, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.14	Amendment to the Collaboration and License Agreement by and between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 30, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on November 20, 2020). #
10.15	Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated August 7, 2020 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021). #
10.16	Paycheck Protection Program Term Note, dated May 4, 2020, between Virpax Pharmaceuticals, Inc. and PNC Bank, National Association. (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.17	Cooperative Research and Development Agreement, dated August 25, 2020, between the U.S. Department of Health and Human Services, as represented by National Center for Advancing Translational Sciences an Institute or Center of the National Institutes of Health and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (333-249417) filed with the SEC on February 2, 2021).
10.18	Amendment No. 1 to the Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of December 31, 2020 (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A (333-249417) filed with the SEC on February 2, 2021).
10.19	Employment Agreement, dated as of April 7, 2021, by and between Christopher M. Chipman and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 13, 2021). †
10.20	Employment Agreement, dated as of April 15, 2021, by and between Jeffrey Gudin, MD and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (File No. 001-40064) filed with the SEC on April 19, 2021). †
10.21	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated April 6, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.22	Amendment to the Collaboration and License Agreement dated April 11, 2019, as amended, between Nanomerics Ltd. and Virpax Pharmaceuticals Inc., dated May 5, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).
10.23	Amendment No. 1 to the Amended and Restated Virpax Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40064) filed with the SEC on August 10, 2021).†
10.24	Agreement for Rendering of Research Services between LipoCureRx, Ltd. and Virpax Pharmaceuticals, Inc., dated June 29, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-259421) filed with the SEC on September 9, 2021).
10.25	Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.26	Virpax Pharmaceuticals, Inc. Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.27	Virpax Pharmaceuticals, Inc. Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.28	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.29	Virpax Pharmaceuticals, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on July 25, 2022).
10.30	Amended and Restated Collaboration and License Agreement between Nanomerics Ltd. and Virpax Pharmaceuticals, Inc., dated as of March 9, 2022.*# (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023).

10.31	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Anthony Mack, dated September 18, 2017.*† (incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.32	Amendment No. 1, dated March 29, 2022, to the Employment Agreement by and between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated April 15, 2021.*† (incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K (File No. 001-40064) filed with the SEC on March 22, 2023)
10.33	Employment Agreement, dated June 20, 2023, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.34	Separation Agreement, dated June 18, 2023, by and between Virpax Pharmaceuticals, Inc. and Christopher Chipman incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on June 21, 2023).
10.35	Amendment No. 2 to Employment Agreement, dated August 15, 2023, by and between Virpax Pharmaceuticals, Inc. and Anthony Mack (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on August 16, 2023).
10.36	Employment Agreement, dated December 6, 2023, by and between Virpax Pharmaceuticals, Inc. and Gerald Bruce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40064) filed with the SEC on December 7, 2023).
10.37	Settlement Agreement and Mutual Release between Virpax Pharmaceuticals, Inc. and Sorrento Therapeutics, Inc. and Scilex Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on March 1, 2024)
10.38	Employment Agreement, dated April 7, 2021, by and between Virpax Pharmaceuticals, Inc. and Sheila Mathias†
10.39	Indemnification Agreement, dated March 25, 2024, by and between Virpax Pharmaceuticals, Inc. and Vinay Shah†
10.40	Separation Agreement between Virpax Pharmaceuticals, Inc. and Jeffrey Gudin, MD, dated May 2, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 2, 2024)
10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on May 17, 2024)
10.42	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase in Authorized Shares (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)
10.43	Amendment to the Virpax Pharmaceuticals, Inc. 2022 Equity Incentive Plan to Increase Evergreen Provision Percentage (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No 001-40064 filed with the SEC on July 30, 2024)
10.44	Extension Agreement, dated September 30, 2024, by and between Virpax Pharmaceuticals, Inc. and Corbo Capital Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on October 3, 2024)
10.45	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on November 15, 2024)
10.46	Form of Independent Contractor Agreement, dated November 19, 2024, by and between Virpax Pharmaceuticals, Inc. and Jat Consulting Corp., the personal corporation of Mr. Jatinder Dhaliwal (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on November 22, 2024)
10.47	Form of Investor Relations Agreement, dated November 12, 2024, between the Company and IR Agency LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on November 15, 2024)
10.48	Form of Investor Relations Agreement, dated January 29, 2025, by and between the Company and IR Agency LLC
10.49	Form of Investor Relations Agreement, dated January 30, 2025, by and between the Company and Sideways Frequency LLC
10.50	First Amendment to Independent Contractor Agreement with Jat Consulting Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on December 30, 2024)
10.51	First Amendment to Independent Contractor Agreement with Chaudhry U Consulting Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on December 30, 2024)
10.52	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40064) filed with the SEC on January 30, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 26, 2024).
21.1	List of Subsidiaries*
23.1	Consent of Bush & Associates CPA LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40064) filed on March 26, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.
†	Denotes management compensation plan or contract.
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRPAX PHARMACEUTICALS, INC.
(Registrant)

Date: March 03, 2025	/s/ Jatinder Dhaliwal
Jatinder Dhaliwal
Chief Executive Officer
(Principal Executive Officer)

Date: March 03, 2025	/s/ Usama Chaudhry
Usama Chaudhry
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jatinder Dhaliwal	Chief Executive Officer and Director	March 03, 2025
Jatinder Dhaliwal	(Principal Executive Officer)

/s/ Usama Chaudhry	Chief Financial Officer and Secretary	March 03, 2025
Usama Chaudhry	(Principal Financial Officer)

/s/ Katharyn Field	Director	March 03, 2025
Katharyn Field

/s/ Charn Deol	Director	March 03, 2025
Charn Deol

/s/ Judy Su	Director	March 03, 2025
Judy Su

/s/ Esha Randhawa	Director	March 03, 2025
Esha Randhawa

VIRPAX PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of

Virpax Pharmaceuticals, Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Virpax Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

February 28, 2025

PCAOB ID Number 6797

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$1,513,057	$9,141,512
Prepaid expenses and other current assets	42,557	486,833
Total current assets	1,555,614	9,628,345
Total assets	$1,555,614	$9,628,345

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,469,374	$1,694,024
Litigation liability	—	6,000,000
Total current liabilities	2,469,374	7,694,024
Total liabilities	2,469,374	7,694,024

Commitments and contingencies	—	—

Stockholders’ (deficit) equity
Preferred stock, par value $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of the years ended December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized, 14,887,581 and 1,171,233 shares issued and outstanding as of the years ended December 31, 2024 and 2023	149	12
Additional paid-in capital	70,697,451	61,478,444
Accumulated deficit	(71,611,360)	(59,544,135)
Total stockholders’ (deficit) equity	(913,760)	1,934,321
Total liabilities and stockholders’ (deficit) equity	$1,555,614	$9,628,345

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
OPERATING EXPENSES
General and administrative (net of insurance reimbursement of $1,250,000 during the year ended December 31, 2023 – See Note 5)	$6,260,627	$10,572,181
Research and development	5,819,308	5,117,608
Total operating expenses	12,079,935	15,689,789

Loss from operations	(12,079,935)	(15,689,789)

OTHER INCOME (EXPENSE)
Interest expense	(103,750)
Other income	116,460	500,281
Total other income (expense)	12,710	500,281
Net loss	$(12,067,225)	$(15,189,508)

Basic and diluted net loss per share	$(2.84)	$(12.97)
Basic and diluted weighted average common stock outstanding	4,254,403	1,171,233

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	(deficit) equity
Balance at December 31, 2022	1,171,233	$12	$60,933,674	$(44,354,627)	$16,579,059
Stock-based compensation	—	—	544,770	—	544,770
Net loss	—	—	—	(15,189,508)	(15,189,508)
Balance at December 31, 2023	1,171,233	12	61,478,444	(59,544,135)	1,934,321
Common stock issued pursuant to public offerings, net	4,137,034	41	6,317,257	—	6,317,298
Issuance of common stock upon exercise of pre-funded warrants	7,529,631	75	—	—	75
Issuance of common stock upon exercise of warrants	2,049,683	21	2,767,051	—	2,767,072
Stock-based compensation	—	—	134,699	—	134,699
Net loss	—	—	—	(12,067,225)	(12,067,225)
Balance at December 31, 2024	14,887,581	$149	$70,697,451	$(71,611,360)	$(913,760)

See Notes to the Consolidated Financial Statements

VIRPAX Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,067,225)	$(15,189,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	134,699	544,770
Change in operating assets and liabilities:
Prepaid expenses and other current assets	444,276	191,532
Accounts payable and accrued expenses	775,350	599,434)
Litigation liability	(6,000,000)	4,000,000
Net cash used in operating activities	(16,712,900)	(9,853,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offerings, net	6,317,298	—
Issuance of common stock upon exercise of pre-funded warrants	75	—
Issuance of common stock upon exercise of warrants	2,767,072	—
Net cash provided by financing activities	9,084,445	—

Net change in cash	(7,628,455)	(9,853,772)
Cash, beginning of year	9,141,512	18,995,284
Cash, end of year	$1,513,057	$9,141,512

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

On July 26, 2023, the Company formed Novvae Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, in the state of Delaware, for the purpose of developing over the counter products. No activities have occurred during the years ended December 31, 2024 and 2023.

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

The Company incurred a net loss of $12.1 and $15.2 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $71.6 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company’s primary source of capital has been the issuance of debt and equity securities.

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

Substantial additional financing will be needed by the Company to fund its operations, including litigation costs, and to complete clinical development of and to commercially develop all of its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The Company also may be forced to curtail spending in research and development activities in order to conserve cash. If the Company does not obtain financing, the Company may have to liquidate assets, initiate bankruptcy proceedings, or cease operations

Note 2. Summary of Significant Accounting Policies

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2024	2023
Equivalent common shares
Stock options	139,008	175,686
Warrants	1,285,494	1,843

Cash — At times, The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances exceed the insured amounts provided by the FDIC. The Company’s cash balances exceeded federally insured limits by approximately $1.3 million and $8.9 million as of December 31, 2024 and December 31, 2023, respectively.

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company follows the guidance in ASC 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2024, the Company had no uncertain income tax positions.

Segment and Other Information— The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer and Chief Financial Officer, who together are considered the Company’s chief operating decision maker, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize each product candidate in our pipeline. Refer to Note 11 – Segment Reporting for further information related to our segment.

Recently Adopted Accounting Pronouncements— On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of profitability. Refer to our segments disclosure in Note 11 – Segment Reporting for more information.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepaid insurance	$4,643	$136,241
Prepaid research and development	—	283,370
Deferred financing costs	3,082	—
Other prepaid expenses and current assets	34,832	67,222
Prepaid Expenses and Other Current Assets	$42,557	$486,833

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2024	December 31, 2023
Accrued payroll	$206,859	$493,780
Estimated separation expense	711,000	711,000
Research and development expenses	1,355,584	143,071
Legal expenses	29,558	97,089
Professional fees	125,317	230,627
Other	41,056	18,457
Accounts Payable and Accrued Liabilities	$2,469,374	$1,694,024

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had accrued $6.0 million with respect to the litigation and paid $6.0 million during the year ended December 31, 2024.

Anthony Mack Resignation

On November 15, 2023, the Company accepted the resignation of Anthony P. Mack as Chief Executive Officer (“CEO”) and Chair of the Board of Directors (the “Board”) of the Company effective November 17, 2023. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company is negotiating a separation agreement with Mr. Mack and has recorded estimated separation compensation expense related to the separation agreement of $711,000 and included in general and administrative expenses for the year ended December 31, 2024 and in accounts payable and accrued expenses as of December 31, 2024 . While the Company believes this estimated expense related to the separation agreement to be reasonably possible, actual results may materially vary from these estimates. As part of the consideration for the separation agreement, Mr. Mack will be expected to release, discharge and waive any rights to indemnification, and/or contribution related to the Action. The accrual does not include any amounts that we may be required to pay for indemnification claims or contribution that he may seek against us.

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Macroeconomic Environment

The global macroeconomic environment could be negatively affected by, among other things, resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine , the war in the Middle East, other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets. As a result, the Company and its third party CMOs, and CROs have and may in the future face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in the Company’s preclinical studies that are sourced from abroad or for which there are shortages, or potential difficulties recruiting patients, and may cause delays and difficulties with ongoing and planned preclinical and clinical trials. The extent to which the Company’s financial condition, liquidity or results of operations are impacted is uncertain, and may negatively impact the Company’s results of operations, financial condition, and liquidity in 2025 and potentially beyond.

Note 6. Stockholders’ Equity

Overview

Preferred Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of preferred stock. The total number of shares which the Company is authorized to issue is 10,000,000, with a par value of $0.00001 per share.

Common Stock

The Company’s Certificate of Incorporation, filed on May 12, 2017, and amended and restated on February 16, 2021, authorizes the issuance of common stock. The total number of shares which the Company is authorized to issue is 100,000,000, with a par value of $0.00001 per share. As of December 31, 2024 and 2023 there were 1,171,233 common shares issued or outstanding.

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate net proceeds from the Offering was approximately $4.5 million, after deducting placement agent fees and other offering expenses, which amounted to approximately $0.5 million.

On November 12, 2024, the Company entered into an investor relations agreement (the “IR Agreement”) with the Consultant. Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of two million U.S. Dollars ($2,000,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice. The Company paid $2 million in accordance with the IR Agreement and incurred this amount as a general and administrative expense for the year ended December 31, 2024.

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

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase common stock for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding, at January 1,	1,843	$117.84	3.4
Grants of warrants:
Common	3,333,334	$1.35
Pre-funded	729,633	$0.00001
Exercised (1)	(2,779,316)	$1.00
Forfeited	—	—
Outstanding and Exercisable, at December 30,	1,285,494	$1.52	4.0

(1)	A portion of the pre-funded warrants were exercised on a cashless basis, resulting in 2 shares being forfeited.

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no warrant activity during the year ended December 31, 2023.

In May 2024, the Company granted common warrants in connection with the Offering, those warrants had a relative fair value of approximately $1.1 million which was recorded to additional paid-in capital at the time of issuance.

For the year ended December 31, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

In applying the aggregate share limitation under the 2022 Plan, shares of common stock (i) subject to awards that are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or otherwise forfeited, or terminated without payment being made thereunder and (ii) that are surrendered in payment or partial payment of the exercise price of an option or stock appreciation right or taxes required to be withheld with respect to the exercise of Stock Options or stock appreciation rights or in payment with respect to any other form of award are not counted and, therefore, may be made subject to new awards under the 2022 Plan. There are 444,413 shares available for future grant under the 2022 Plan at December 31, 2024.

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock based compensation, inclusive of restricted shares and stock options, consists of the following:

	For the Year Ended December 31,
	2024	2023
General and administrative expense	$51,311	$335,363
Research and development expense	83,388	209,407
	$134,699	$544,770

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

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within its industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards. Options granted under the 2022 Plan during the years ended December 31, 2024 and 2023 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The following is a summary of stock option activity under the activity under the Company’s stock option Plans for the year ended December 31, 2024:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2024	175,686	34.60	—	—
Forfeited	(112,678)	24.66	—	—
Exercised	—	—	—	—
Granted	76,000	2.84	—	—
Options outstanding at December 31, 2024	139,008	$25.29	—	—
Options exercisable at December 31, 2024	101,651	$32.60	—	—

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2022 Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2022 Plan will generally expire ten years from the date of grant and vest over a one-year to three-year period.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $2.53 and $6.34, respectively.

As of December 31, 2024, there was $76,000 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

Note 8. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, the Company recorded a valuation allowance to fully offset the deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, there was no income tax expense.

Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net-operating loss carryforwards	$12,487,000	$8,854,000
Capitalized R&D costs	4,498,000	3,562,000
Stock-based compensation	412,000	829,000
Accrued expenses	254,000	1,989,000
R&D credit	676,000	654,000
Other	4,000	5,000
Total deferred tax assets	18,331,000	15,893,000
Valuation allowance	(18,331,000)	(15,893,000)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct R&D expenditures but instead must amortize specified R&D expenditures ratably over five years (or 15 years for foreign expenditures). Gross capitalized R&D Costs for the years ended December 31, 2024 and 2023 amounted to approximately $5.8 million and $5.1 million, respectively.

The change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of approximately $2.4 million and $2.6 million, respectively.

The Company’s reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2024 and 2023 is as follows:

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax expense at federal statutory rate
State income taxes	(1.6)%	5.0%
Change in state income tax rate	—%	(9.2)%
Change in valuation allowance	(20.2)%	(17.1)%
Other	0.8%	0.3%
Effective tax rate	0.0%	0.0%

The Company had approximately $49.7 million of gross federal net operating loss (“NOL”) carryforwards and apportioned state NOL’s of approximately $51.9 million as of December 31, 2024. The Company has an R&D tax credit carryforward of approximately $676,000 as of December 31, 2024.

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

From the total of the Company’s federal net operating loss loss (“NOL”) carryforwards of $49.7 million, $326,000 expires in 2037, and the remaining NOL has an indefinite carryover period but its usage is limited to 80% of taxable income in any subsequent year. The Company’s state NOL’s of $51.9 million expire from 2037 through 2044. Additionally, the Company has $676,000 of R&D credits which have a 20-year carryforward period, which will expire from 2038 to 2044.

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred $343,000 and $326,000 in research and development expenses respectively for the years ended December 31, 2024 and 2023 associated with these Yissum agreements.

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $2,627,000 and $1,453,000 in research and development expenses, respectively, for the years ended December 31, 2024 and 2023 associated with these Lipocure agreements.

NCATS-NIH Cooperative Research and Development Agreement

On August 25, 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Center for Advancing Translational Science (“NCATS”). This collaboration is for the continued development of the Company’s product candidate, Envelta, an intranasal peptide, to control severe pain, including post cancer pain. The term of the CRADA is for a period of four years from May 6, 2020 (the effective date of the agreement) and can be terminated by both parties at any time by mutual written consent. In addition, either party may unilaterally terminate the CRADA at any time by providing written notice of at least sixty (60) days before the desired termination date. The agreement provides for studies that are focused on the pre-clinical characterization of Envelta as a novel analgesic to control severe pain, including post cancer pain, and for studies to further develop Envelta through IND enabling studies. There are certain development “Go/No Go” provisions within the agreement whereby, if certain events occur, or do not occur, NCATS may terminate the CRADA. These “No GO” provisions include: i) lack of efficacy in all animal pain models, ii) no reliable and sensitive bioanalytical method can be developed, iii) manufacturing failure due to inherent process scalability issues, iv) unacceptable toxicity or safety profile to enable clinical dosing, and v) inability to manufacture the Envelta dosage form. As of February 24, 2025, we have not received any Go/No Go notifications from NCATS.

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

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is focused on developing novel and proprietary drug delivery systems across various pain indications in order to enhance compliance and optimize each product candidate in our pipeline. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who together are considered the Company’s chief operating decision maker (CODM), on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources.

VIRPAX Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a single reportable segment entity, the Company’s segment performance measure is operating expense. Significant segment expenses, as provided to the CODM, are presented below.

	For the Year Ended December 31,
	2024	2023

Segment general and administrative (net of insurance reimbursement of $1,250,000 during the year ended December 31, 2023 – See Note 5)	$6,260,627	$10,572,181
Segment research and development	5,819,308	5,117,608
Total operating expenses	12,079,935	15,689,789

Note 12. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 26, 2025.

January 2025 Public Offering.

On January 27, 2025, the Company entered into a placement agency agreement with Spartan Capital Securities, LLC, and a securities purchase agreement with investors pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 3,450,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 26,550,000 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $0.20 per Share, less $0.00001 per Pre-Funded Warrant, for aggregate gross proceeds of $6,000,000, assuming the full exercise of the Pre-Funded Warrants, and before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 2.5% of the aggregate gross proceeds, in addition to 1.0% of the gross proceeds for non-accountable expenses, and reimbursed the Placement Agent for other expenses incurred by the Placement Agent, including legal fees. The Company intends to use the net proceeds of the Offering to fund development activities for commencing a clinical trial for Probudur, the Company’s formulation injected at a wound site to provide pain relief, $2,000,000 for marketing and advertising services, as well as other general corporate purposes.

On January 29, 2025, the Company entered into an investor relations agreement (the “IR Agreement”) with IR Agency LLC (the “Consultant”). Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of one million seven hundred thousand U.S. Dollars ($1,700,000), payable in cash. Either party may terminate the IR Agreement at any time by providing written notice.

On January 30, 2025, the Company entered into an investor relations agreement (the “Marketing Agreement”) with Sideways Frequency LLC (“Sideways”). Under the Marketing Agreement, Sideways will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company will pay Sideways a fee, for an initial term of one month, after which it may be extended by mutual agreement, of three hundred thousand U.S. Dollars ($300,000), payable in cash. Either party may terminate the Marketing Agreement at any time by providing written notice.

The Offering closed on January 29, 2025. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-284089), which was initially filed with the Securities and Exchange Commission (the “Commission”) on December 30, 2024, and amended on January 15, 2025 and January 17, 2025, and declared effective by the Commission on January 27, 2025.